Form 10-Q
period 1995-03-31
PAINEWEBBER R&D PARTNERS LP
filed 1995-05-12
CIK 770470

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______



                        Commission File Number 2-98260
                        PAINEWEBBER R&D PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)



                  Delaware                     13-3304143
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)      Identification No.)


1285 Avenue of the Americas, New York, New York   10019
  (Address of principal executive offices)     (Zip code)


 Registrant's telephone number, including area code:  (212) 713-2000
                            ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

                            ---------------

                    PAINEWEBBER R&D PARTNERS, L.P.
                   (a Delaware Limited Partnership)

                               Form 10-Q
                            March 31, 1995

                           Table of Contents




PART I.       FINANCIAL INFORMATION                           PAGE


Item 1.       Financial Statements
              Statements of Financial Condition
              (unaudited) at March 31, 1995 and
              December 31, 1994                               2


              Statements of Operations
              (unaudited) for the three months
              ended March 31, 1995 and 1994                   3


              Statement of Changes in Partners' Capital
              (unaudited) for the three months
              ended March 31, 1995                            3

              Statements of Cash Flows
              (unaudited) for the three months
              ended March 31, 1995 and 1994                   4

              Notes to Financial Statements
              (unaudited)                                     5-9


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations   10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                               11

Item 6.       Exhibits and Reports on Form 8-K                11

              Signatures                                      12



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                 March 31,   December 31
                                                      1995          1994
- - ----------------------------------------------------------------------------
Assets:

              Cash                            $     25,053     $  25,667

              Marketable                           424,835       526,502
              securities,
              at market
              value

              Interest                               1,245         1,566
              receivable

              Royalty                            1,201,000     1,330,800
              income                           -----------     ---------
              receivable

Total assets                                  $  1,652,133   $ 1,884,535
                                              ============   ===========

Liabilities and partners' capital:

              Accrued                         $    166,395   $   155,544
              liabilities

              Partners'                          1,485,738     1,728,991
              capital                         ------------   -----------

Total liabilities and partners' capital       $  1,652,133   $ 1,884,535
                                              ============   ===========

- - ------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three
months ended
March 31,                                             1995        1994
- - ----------------------------------------------------------------------------
Revenues:
              Interest                        $      8,239    $  16,083
              income

              Income from                        1,141,452    1,052,607
              product
              development
              projects

              Unrealized
              depreciation
              of marketable
              securities                           (5,209)      (18,749)
                                                 ---------    ----------

                                                 1,144,482     1,049,941
                                                 ---------    ----------

Expenses:
              General and                           51,407        27,236
              administrative
              costs

              Write-down of                              -       750,000
              investment                         ---------   -----------
                                                    51,407       777,236
                                                 ---------   -----------

Net income                                    $  1,093,075     $ 272,705
                                                 =========   ===========

Net income per partnership unit:

              Limited                         $      28.63     $    7.14
              partners
              (based on
              37,799 units)

              General                         $  10,930.75    $ 2,727.05
              partner
- - -------------------------------------------------------------------------
See notes to financial statements.





Statement of Changes in Partners' Capital
(unaudited)

For the three
months ended
March 31,                                  Limited       General
1995                                       Partners      Partner       Total
- - ------------------------------------------------------------------------------

Balance at                            $  1,732,435    $ (3,444)    $ 1,728,991
December 31,
1994

Net income                               1,082,144      10,931       1,093,075

Cash distribution to partners           (1,322,965)    (13,363)     (1,336,328)
                                        ----------     -------       ---------
Balance at March 31, 1995             $  1,491,614    $ (5,876)    $ 1,485,738
                                        ==========     =======       =========

- - ------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,               1995             1994
- - ------------------------------------------------------------------------------

Cash flows from operating activities:

Net income                                    $  1,093,075       $ 272,705

Adjustments to reconcile net income to
 cash provided by operating activities:
   Unrealized                                        5,209          18,749
   depreciation
   of marketable
   securities

   Write-down                                            -         750,000
   of investment

Decrease (increase) in operating assets:

  Marketable securities                             96,458      (1,391,169)

  Interest receivable                                  321          (4,792)

  Royalty income receivable                        129,800         130,496

Increase in operating liabilities:

  Accrued liabilities                               10,851           2,194

  Distributions payable                                  -       1,909,040
                                                 ---------       ---------
Cash provided by operating activities            1,335,714       1,687,223
                                                 ---------       ---------
Cash flows from financing activities:
Distributions                                   (1,336,328)     (1,909,040)
to partners                                     ----------       ---------

Cash used for financing activities              (1,336,328)     (1,909,040)
                                                ----------      ----------

Decrease in cash                                      (614)       (221,817)

Cash at beginning of period                         25,667         243,842
                                                ----------      ----------

Cash at end of period                         $     25,053       $  22,025
                                               ===========      ==========
- - --------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest during the three months ended March 31, 1995 and 1994.
- - --------------------------------------------------------------------------
See notes to financial statements.

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

                        March 31, 1995 and 1994

1. Organization and Business

   The financial information as of and for the periods ended March 31, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994.

   The Partnership is a Delaware limited partnership that commenced operations on March 6, 1986. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The Partnership had a total of $62.1 million available for investment from all Partnership closings. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner.

   The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which were expected to address significant market opportunities. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants provided additional capital appreciation to the Partnership which was not directly dependent upon the outcome of the Projects. As a result of restructuring some of the original Projects, the Partnership also obtained common and preferred stock in some of the Sponsor Companies (See
Note 3). As such, the Partnership was engaged in diverse Projects through contracts, participation in other partnerships and joint ventures and investments in securities of the Sponsor Companies.

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") have been fully realized and a dispute with Centocor, Inc. ("Centocor") has been fully resolved. Other than marketable securities and certain other assets which may have only nominal realizable values or that will be distributed in cash or in kind, the remaining asset of the Partnership is the CPR due from sales of Neupogen<reg-trade-mark> through the year 2005. The Partnership intends to distribute the CPR to its General Partner and limited partners (the "Limited Partners"; with the General Partner, the "Partners") so that the Partners will continue to receive CPR payments through such year (see Note 6). In addition, the Partnership has retained counsel to consider and advise the Partnership with respect to the dispute with Centocor. The dispute relates to whether the Partnership, as well as the other former limited partners of Centocor Partners II, L.P., are entitled to money from Centocor by virtue of certain agreements entered into by Centocor and Eli Lilly & Company concerning the rights to a drug called Centoxin<trademark>. The dissolution of the Partnership's assets will not affect the ability of the Partnership to pursue its claim against Centocor. There is no assurance that the Partnership will pursue the claim or, if it does, that it will be successful.

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(Note 1 Continued)

   The Partnership has completed the funding of its eight Projects.


   All distributions to the Partners from the Partnership will be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                     Limited  General
                                                    Partners  Partner
                                                    --------  -------

I.   Until the value of the aggregate distributions
     for each limited partnership unit ("Unit")
     equals $1,850 plus interest on such amount
     accrued at 5% per annum, compounded
     annually ("Contribution Payout")                 99%        1%


II.  After Contribution Payout and until the value
     of the aggregate distributions for each Unit
     equals $9,250 ("Final Payout")                   80%       20%


III. After Final Payout                               75%       25%


   At  March  31,  1995,  the  Partnership  has  made   cash   and   securities
distributions since inception of $859 and $593 per Unit, respectively.

2. Summary of Significant Accounting Policies

   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. There was no financial statement impact as of January 1, 1994 of adopting Statement No. 115.

   Marketable  securities  consist  of readily marketable securities  that  are
valued  at  market  value.   Marketable  securities  are  not  considered  cash
equivalents for the Statements of Cash Flows.

   The Partnership's investment consisting of convertible preferred stock is not publicly traded and is subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost, except when a decrease is required based on the Manager's evaluations. These evaluations are based on available information and do not necessarily represent the amount which might ultimately be realized, since such an amount depends on future circumstances and cannot reasonably be determined until the position is actually liquidated.

   Realized and unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(Note 2 Continued)

   The Partnership had investments in Projects, as more fully described in Note 5, through one of the following two vehicles:

     -   Product Development Contracts
         The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies.

     -   Product Development Limited Partnerships
         The Partnership participated as a limited partner in product development limited partnerships formed to develop specific products. Such participations were accounted for using the equity method. Such partnerships expensed product development costs when incurred.

   The Partnership carries warrants at a zero value in cases where the Sponsor Company's stock is not publicly traded or the exercise period has not been attained. To the extent that the Partnership's warrant is currently exercisable and the Sponsor Company's stock is publicly traded, the warrant is carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximates fair value.

3. Marketable Securities and Investments

   Marketable Securities:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   At March 31, 1995, the Partnership held the following marketable securities:


                                                    MARKET       COST

    Money market fund                             $372,752    $372,752

    41,666 shares of AgriDyne Technologies Inc.
    common stock                                    52,083           0
                                                  --------    --------
                                                  $424,835    $372,752
                                                  ========    ========

   At December 31, 1994, the Partnership held the following marketable securities:

                                                    MARKET        COST

    Money market fund                             $469,211    $469,211

    41,666 shares of AgriDyne Technologies Inc.
    common stock                                    57,291           0
                                                  --------    --------
                                                  $526,502    $469,211
                                                  ========    ========

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(Note 3 Continued)

  The closing prices of AgriDyne Technologies, Inc. common stock per share were $1.25 and $1.375 at March 31, 1995 and December 31, 1994, respectively.

Investment:

  At March 31, 1995 and December 31, 1994, the Partnership had an investment of 9,000,000 shares of Applied Diagnostics, Inc. (a subsidiary of Teknowledge Corporation ("Teknowledge") (formerly Cimflex Teknowledge Corporation)) Series A Convertible Preferred Stock. This investment is not a publicly traded security and is subject to fluctuations in value dependent upon the underlying value of the Sponsor Company. The Partnership's carrying value of this investment at March 31, 1995 and December 31, 1994 was zero. In addition, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge common stock with an exercise price of $3.83 per share and an expiration date of September 1995. The warrant is carried at a cost basis of zero. The market value of Teknowledge common stock was $0.17 on March 31, 1995. The share prices of technology companies are generally highly volatile and the shares are often thinly traded. Therefore, the market price of Teknowledge common stock of $0.17 may have changed significantly subsequent to March 31, 1995 and/or may change significantly in the future.

4. Related Party Transactions

   Prior to January 1, 1994, the Manager received an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994, the Manager elected to discontinue the management fee charged to the Partnership.

   The Partnership's portfolio of money market funds is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. PWDC (not the Partnership) pays MHII a fee with respect to such money management services.

   PWDC and PaineWebber Incorporated ("PWI"), and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

   The Partnership is involved in certain legal actions.   The  General Partner
believes these actions will be resolved without material adverse effect on the Partnership's financial statements taken as a whole.

5. Income Taxes

   The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive shares of realized income or loss on their individual federal and state income tax returns.

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)


6.   Subsequent Event

   On April 21, 1995, the Partnership distributed the CPR due from Amgen to its Partners of record as of March 1, 1995.

   ITEM  2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

   Partners' capital was $1.5 million at March 31, 1995 compared to $1.7 million at December 31, 1994, a decrease of $0.2 million. The reduction in partners' capital was principally a result of cash distributions to the Partners of $1.3 million that were offset by net income of $1.1 million (as discussed in Results of Operations below).

   The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at March 31, 1995 totaled $0.5 million, a decrease of $0.1 million from the balance of $0.6 million at December 31, 1994. The decrease is primarily due to the excess of distributions paid to Partners over the royalty income received by the Partnership. The balance of the liquid assets will be used for the payment of administrative costs related to the dissolution of the Partnership.

   The Partnership adopted the provisions of Statement No. 115 for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. There was no financial statement impact as of January 1, 1994 of adopting Statement No. 115.

Results of Operations

   THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994:

   Net income for the quarter ended March 31, 1995 was $1.1 million compared to net income of $0.3 million for the quarter ended March 31, 1994, an increase of $0.8 million. The variance of $0.8 million is due primarily to a decrease of $0.7 million in expenses.

   Revenues, which consisted primarily of income from product development projects, for the quarters ended March 31, 1995 and 1994 were $1.1 million. The product development income earned during these periods consisted primarily of distributions received from Amgen related to sales of Neupogen<reg-trade-mark>.

   Expenses for the quarter ended March 31, 1995 approximated $51,000 compared to $0.8 million for the same period in 1994, a decrease of $0.75 million. The variance is primarily attributable to a $0.75 million writedown in the Partnership's investment in DAVID Systems, Inc. in the first quarter of 1994.

                      PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

   In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PWI's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PWI and PWG (together, "PaineWebber"), among others, by allegedly dissatisfied investors in these partnerships. In March 1995, after the actions were consolidated under the title IN RE PAINEWEBBER LIMITED PARTNERSHIP LITIGATION, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Technologies, L.P., the General Partner of the Partnership and an affiliate of PaineWebber. Other affiliates of the General Partner were also named in the complaint.

   The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in the Partnership, PaineWebber and the General Partner (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in the Partnership, also allege that following the sale of the Partnership interests, PaineWebber and the General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and the General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the limited partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

   Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify the General Partner and its affiliates for costs and liabilities in connection with this litigation. The General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            None

         b) Reports on Form 8-K:

           On February 3, 1995, the Partnership filed a current report on Form 8-K relating to the dissolution of the Partnership.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May 1995.

       PAINEWEBBER R&D PARTNERS, L.P.

       By: PaineWebber Technologies, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: EUGENE M. MATALENE, JR. /S/
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: PIERCE R. SMITH/S/
           Pierce R. Smith
           Principal Financial and Accounting Officer



* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.