Form 10-Q
period 1995-06-30
PAINEWEBBER R&D PARTNERS LP
filed 1995-08-11
CIK 770470

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                  FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                    PAINEWEBBER R&D PARTNERS, L.P.
                   (a Delaware Limited Partnership)

                               Form 10-Q
                              June 30, 1995

                            Table of Contents

PART I.       FINANCIAL INFORMATION                      PAGE

Item 1.       Financial Statements

              Statements of Financial Condition
              (unaudited) at June 30, 1995 and
              December 31, 1994                          2

              Statements of Operations
              (unaudited) for the three months
              ended June 30, 1995 and 1994               3

              Statements of Operations
              (unaudited) for the six months
              ended June 30, 1995 and 1994               3

              Statement of Changes in Partners' Capital
              (unaudited) for the six months
              ended June 30, 1995                        4

              Statements of Cash Flows
              (unaudited) for the six months
              ended June 30, 1995 and 1994               5

              Notes to Financial Statements
              (unaudited)                                6-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                 11-12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                          13

Item 6.       Exhibits and Reports on Form 8-K           13

              Signatures                                 14


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                        June 30,   December 31,
                                                            1995          1994
- -------------------------------------------------------------------------------
Assets:

   Cash                                             $     72,033   $    25,667

   Marketable securities, at market value                217,834       526,502

   Interest receivable                                       726         1,566

   Royalty income receivable                               1,166     1,330,800
                                                    ------------   -----------
Total assets                                        $    291,759   $ 1,884,535
                                                    ============   ===========


Liabilities and partners' capital:

   Accrued liabilities                              $     62,363   $   155,544

   Partners' capital                                     229,396     1,728,991
                                                    ------------   -----------
Total liabilities and partners' capital             $    291,759   $ 1,884,535
                                                    ============   ===========



See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                        1995         1994
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                   $     9,520   $     7,265
   Income from product development projects              (69,137)    1,309,253
   Realized loss on sale of marketable
    securities                                            (5,247)            -
   Unrealized  appreciation  of marketable
     securities                                                -         3,125
                                                     -----------    ----------
                                                         (64,864)    1,319,643
                                                     -----------    ----------

Expenses:
   General and administrative costs                       46,053       109,008
                                                     -----------    ----------

Net income (loss)                                    $  (110,917)  $ 1,210,635
                                                     ===========   ===========

Net income (loss) per partnership unit:
   Limited partners (based on 37,799 units)          $     (2.91)  $     31.71
   General partner                                   $ (1,109.17)  $ 12,106.35




- ------------------------------------------------------------------------------
For the six months ended June 30,                         1995         1994
- ------------------------------------------------------------------------------
Revenues:
   Interest income                                   $     17,757  $    23,348
   Income from product development projects             1,072,316    2,361,860
   Realized loss on sale of marketable
    securities                                            (10,456)           -
   Unrealized depreciation of marketable
     securities                                                 -      (15,624)
                                                      -----------   ----------
                                                        1,079,617    2,369,584
                                                      -----------   ----------

Expenses:
   General and administrative costs                        97,460      136,244
   Write-down of investment                                     -      750,000
                                                      -----------   ----------
                                                           97,460      886,244
                                                      -----------   ----------
Net income                                           $    982,157  $ 1,483,340
                                                      ===========   ==========

Net income per partnership unit:
   Limited partners (based on 37,799 units)          $      25.72  $     38.85
   General partner                                   $   9,821.57  $ 14,833.40


- ------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)


                                            Limited      General
For the six months ended June 30, 1995     Partners      Partner        Total
- -------------------------------------------------------------------------------

Balance at December 31, 1994           $  1,732,435  $   (3,444)  $  1,728,991

Net income                                  972,335        9,822       982,157
Cash distributions to partners           (2,456,934)     (24,818)   (2,481,752)

                                       ------------  -----------  ------------
Balance at June 30, 1995               $    247,836  $   (18,440) $    229,396
                                       ============  ===========  ============


See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                        1995          1994
- -----------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                         $    982,157   $ 1,483,340
Adjustments to reconcile net income to cash
  provided by operating activities:
   Unrealized depreciation of marketable
     securities                                               -        15,624
   Write-down of investment                                   -       750,000

Decrease (increase) in operating assets:
  Marketable securities                                 308,668       858,361
  Interest receivable                                       840         3,019
  Royalty income receivable                           1,329,634       (94,504)

(Decrease) increase in operating liabilities:
  Accrued liabilities                                   (93,181)        8,385

                                                      ---------     ---------
Cash provided by operating activities                 2,528,118     3,024,225
                                                      ---------     ---------

Cash flows from financing activities:
  Distributions to partners                          (2,481,752)   (3,245,368)

                                                      ---------     ---------
Cash used for financing activities                   (2,481,752)   (3,245,368)
                                                      ---------     ---------

Increase (decrease) in cash                              46,366      (221,143)

Cash at beginning of period                              25,667       243,842
                                                      ---------     ---------

Cash at end of period                              $     72,033   $    22,699
                                                      =========     =========

- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest during the six months ended June 30, 1995 and 1994.
- ------------------------------------------------------------------------------
See notes to financial statements.

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (a Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


1. Organization and Business

   The financial information as of and for the periods ended June 30, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994, and the previously issued quarterly report for the quarter ended March 31, 1995.

   The Partnership is a Delaware limited partnership that commenced operations on March 6, 1986 with a total of $62.1 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner.

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

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> have been fully realized and a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (See Note 6). On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). Amgen is required to make CPR payments through the year 2005. The Partnership received its final CPR payment for the quarter ended March 31, 1995, in June 1995.

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


   At June 30, 1995, the Partnership has made cash and securities distributions since inception of $889 and $593 per Unit, respectively. The securities distributions of $593 does not include the distribution of the CPR in April 1995.

2. Summary of Significant Accounting Policies

   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. There was no financial statement impact as of January 1, 1994 of adopting Statement No. 115.

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

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (a Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(Note 2 Continued)

   The Partnership had investments in Projects through one of the following two vehicles:

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

3. Marketable Securities and Investments

   Marketable Securities:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   At June 30, 1995, the Partnership held the following marketable security:

                                                    Market           Cost
                                                    ------           ----

    Money market fund                             $217,834       $217,834
                                                  ========       ========


   At December 31, 1994, the Partnership held the following marketable securities:

                                                    Market           Cost
                                                    ------           ----

    Money market fund                             $469,211       $469,211


    41,666 shares of AgriDyne Technologies
      Inc. common stock                             57,291              0
                                                  --------       --------
                                                  $526,502       $469,211
                                                  ========       ========

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

(Note 3 Continued)

  At December 31, 1994, the market value of AgriDyne Technologies, Inc. common stock per share was $1.375. In June 1995 the Partnership sold its investment of 41,666 shares at $1.125 per share resulting in a loss of $10,456 for the six months ended June 30, 1995.

Investments:

  At December 31, 1994, the Partnership had an investment of 9,000,000 shares of Applied Diagnostics, Inc. (a subsidiary of Teknowledge Corporation ("Teknowledge") (formerly Cimflex Teknowledge Corporation)) Series A Convertible Preferred Stock with a carrying value of zero. As of June 30, 1995, the Partnership has been advised of the dissolution of Applied Diagnostics, Inc. The Partnership received no distributions as a result of the dissolution. In addition, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge common stock with an exercise price of $3.83 per share and an expiration date of September 1995. The warrant is carried at a cost basis of zero. The market value of Teknowledge common stock was $0.17 on June 30, 1995. The share prices of technology companies are generally highly volatile and the shares are often thinly traded. Therefore, the market price of Teknowledge common stock of $0.17 may have changed significantly subsequent to June 30, 1995 and/or may change significantly in the future.

4. Related Party Transactions

   Prior to January 1, 1994, the Manager received an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994, the Manager elected to discontinue the management fee charged to the Partnership.

   The Partnership's portfolio of a money  market  fund  is managed by Mitchell
Hutchins  Institutional Investors ("MHII"), an affiliate of  PWDC.   PWDC  pays
MHII a fee with respect to such money management services.

   PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

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

                  PAINEWEBBER R&D PARTNERS, L.P.
                 (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

6. Subsequent Event

   On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company in July 1992. The Partnership's complaint seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

   Partners' capital was $0.2 million at June 30, 1995, compared to $1.7 million at December 31, 1994, a decrease of $1.5 million. The reduction in partners' capital was principally a result of cash distributions to the Partners of $2.5 million that were offset by net income of $1.0 million (as discussed in Results of Operations below).

   The Partnership's working capital is invested in a money market fund. Liquid assets at June 30, 1995, totaled $0.3 million, a decrease of $0.3 million from the balance of $0.6 million at December 31, 1994. The decrease is primarily due to the excess of distributions paid to Partners over the income from product development projects received by the Partnership. The balance of the liquid assets will be used for the payment of administrative costs related to the dissolution of the Partnership.

   The Partnership adopted the provisions of Statement No. 115 for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. There was no financial statement impact as of January 1, 1994 of adopting Statement No. 115.

Results of Operations

   THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994:

   The net loss for the quarter ended June 30, 1995, was $0.1 million compared to net income of $1.2 million for the quarter ended June 30, 1994, an unfavorable variance of $1.3 million which is due primarily to a decrease in revenues of this amount.

   Revenues for the quarter ended June 30, 1994 were $1.3 million consisting primarily of the product development income from Amgen relating to sales of Neupogen <reg-trade-mark>. Effective April 1, 1995, the Partnership distributed its rights to future payments from Amgen to its Partners. In addition, the payment received from Amgen by the Partnership in the second quarter of 1995 attributable to the quarter ended March 31, 1995, was less than the amount accrued by the Partnership as of March 31, 1995. The Partnership recognized revenue from Amgen in the amount of $(75,789) which has been included in income from product development projects in the Statement of Operations from the three months ended June 30, 1995.

   Expenses, consisting of general and administrative costs, were $46,000 for the quarter ended June 30, 1995 as compared to $109,000 for the same period in 1994. The decrease in expenses is reflective of the decreased activity of the Partnership.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994:

    Net income for the six months ended June 30, 1995, was $1.0 million compared to net income of $1.5 million for the six months ended June 30, 1994, a decrease of $0.5 million. The variance of $0.5 million was due to a decline in revenues of $1.3 million primarily due to a decrease in income from product development projects and a decrease in expenses of $0.8 million primarily attributable to the write-down of the investment in DAVID Systems, Inc. ("DSI") in 1994.

    Revenues, which consisted primarily of income from product development projects, were $1.1 million for the six months ended June 30, 1995 compared to $2.4 million for the same period in 1994. Income from product development projects in the amount of $2.4 million for the first half of 1994 was primarily attributable to royalty income accrued or received from Amgen as a result of the product sales of Neupogen. Effective April 1, 1995, the Partnership distributed its rights to future income from Amgen from the sales of Neupogen to its Partners. Accordingly, the Partnership recognized income from Amgen attributable to the first quarter of 1995 in the amount of $1.1.

    Expenses were $0.1 million for the six months ended June 30, 1994 compared to $0.9 million for the same period in 1994, a decrease of $0.8 million. The favorable variance was primarily attributable to the write-down on the investment in DSI from $0.8 million to zero during the six months ended June 30, 1994. On March 31, 1994, the Manager decided to write-down the DSI investment due to unsatisfactory operating results.

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       ACTION AGAINST CENTOCOR, INC.

           In July 1995, the Partnership commenced an action in the Supreme Court of the State of New York against Centocor, Inc. ("Centocor") arising out of Centocor's July 1992 transaction with Eli Lilly & Company ("Lilly").

           In 1986, the Partnership and others purchased limited partnership interests in Centocor Partners II, L.P. ("CP II"), a limited partnership formed to develop and sell Centoxin, a Centocor drug. On February 21, 1992, Centocor exercised its option to purchase all of the limited partnership interests in CP II, including those held by the Partnership. The purchase agreement provided that Centocor would thereafter pay to the former limited partners 50% of Centocor's revenues from the licensing or sublicensing of Centoxin and 8% of Centocor's revenues from Centoxin sales, with such payments to be made on the last business day of the calendar quarter in which they were earned.

           In July 1992, Centocor entered into a set of agreements with Lilly for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, a Centocor drug. Pursuant to those agreements, Lilly paid Centocor a total of $100 million, and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin, and an option to acquire exclusive marketing rights to CentoRx (now ReoPro), another Centocor drug.

           The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. Centocor has taken the position that it is not obligated to make any such payment. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992. The complaint seeks damages, interest and expenses.

       IN RE PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

           Information on this class action was disclosed on the Partnership's Form 10-Q for the quarter ended March 31, 1995. On May 30, 1995, the court certified class action treatment of the plaintiff's claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  EXHIBITS:

           None

       b)  REPORTS ON FORM 8-K:

           On July 12, 1995, the Partnership filed a current report on Form 8-K relating to the Partnership's commencement of an action against Centocor in the Supreme Court of New York.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1995.


       PAINEWEBBER R&D PARTNERS, L.P.

       By: PaineWebber Technologies, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: Eugene M. Matalene, Jr. /S/
           ------------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: Pierce R. Smith /S/
           ------------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer





* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.