Form 10-Q
period 1995-09-30
PAINEWEBBER R&D PARTNERS LP
filed 1995-11-13
CIK 770470

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                               FORM 10-Q
                              SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                      PAGE

Item 1.       Financial Statements
              Statements of Financial Condition
              (unaudited) at September 30, 1995 and
              December 31, 1994                          2

              Statements of Operations
              (unaudited) for the three months
              ended September 30, 1995 and 1994          3

              Statements of Operations
              (unaudited) for the nine months
              ended September 30, 1995 and 1994          3

              Statement of Changes in Partners' Capital
              (unaudited) for the nine months
              ended September 30, 1995                   4

              Statements of Cash Flows
              (unaudited) for the nine months
              ended September 30, 1995 and 1994          5

              Notes to Financial Statements
              (unaudited)                                6-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                 10-11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                          12

Item 6.       Exhibits and Reports on Form 8-K           12

              Signatures                                 13


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                             September 30,        December 31,
                                                      1995                1994
------------------------------------------------------------------------------
Assets:

	Cash                                            $72,712             $25,667

	Marketable securities, at market value          149,886             526,502

	Interest receivable                                 827               1,566

	Royalty income receivable                         1,100           1,330,800
                                                  --------          ----------

Total assets                                      $224,525          $1,884,535
                                                  ========          ==========

Liabilities and partners' capital:

	Accrued liabilities                            $70,330             $155,544

	Partners' capital                              154,195            1,728,991
                                                 --------           ----------

Total liabilities and partners' capital          $224,525           $1,884,535
                                                 ========           ==========

------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                    1995         1994
-------------------------------------------------------------------------------
Revenues:
	Interest income                                         $5,183       $6,347
	Income from product development projects                 1,100    1,312,839
	Unrealized  depreciation  of marketable
	  securities                                                 -       (4,164)
                                                            ------   ---------
                                                            6,283    1,315,022
                                                            ------   ---------
Expenses:
	General and administrative costs                        81,485       46,426
                                                           ------       ------

Net income (loss)                                        $(75,202)  $1,268,596
                                                         ========   ==========

Net income (loss) per partnership unit:
	Limited partners (based on 37,799 units)                $(1.97)      $33.23
	General partner                                       $(752.02)  $12,685.96

-------------------------------------------------------------------------------


For the nine months ended September 30,                     1995         1994
-------------------------------------------------------------------------------
Revenues:
	Interest income                                         $22,941     $29,695
	Income from product development projects              1,073,416   3,674,699
	Realized loss on sale of marketable
	 securities                                             (10,456)          -
	Unrealized depreciation of marketable
	  securities                                                  -     (19,788)
                                                         ---------   ---------
                                                         1,085,901   3,684,606
                                                         ---------   ---------

Expenses:
	General and administrative costs                        178,945     182,670
	Write-down of investment                                      -     750,000
                                                           -------     -------
                                                           178,945     932,670
                                                          --------  ----------
Net income                                                $906,956  $2,751,936
                                                          ========  ==========
Net income per partnership unit:
	Limited partners (based on 37,799 units)                 $23.75      $72.08
	General partner                                       $9,069.56  $27,519.36

-------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)
                                           	   Limited	  General
For the nine months ended September 30, 1995	   Partners	  Partner	   Total
-------------------------------------------------------------------------------
Balance at December 31, 1994                  $1,732,435   $(3,444)  $1,728,991

Net income                                       897,886     9,070      906,956
Cash distributions to partners                (2,456,934)  (24,818)  (2,481,752)
                                              ----------   -------   ----------

Balance at September 30, 1995                   $173,387  $(19,192)    $154,195
                                              ==========  ========   ==========

-------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                  1995          1994
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                             $906,956     $2,751,936
Adjustments to reconcile net income to cash
  provided by operating activities:
   Unrealized depreciation of marketable securities           -         19,788
   Write-down of investment                                   -        750,000

Decrease (increase) in operating assets:
  Marketable securities                                 376,616        951,386
  Interest receivable                                       739          3,329
  Royalty income receivable                           1,329,700       (107,304)

Decrease in operating liabilities:
  Accrued liabilities                                   (85,214)        (8,105)

                                                      ---------      ---------

Cash provided by operating activities                 2,528,797      4,361,030
                                                      ---------      ---------

Cash flows from financing activities:
  Distributions to partners                          (2,481,752)    (4,581,696)

                                                     -----------    -----------
Cash used for financing activities                   (2,481,752)    (4,581,696)
                                                     -----------    -----------

Increase (decrease) in cash                              47,045       (220,666)

Cash at beginning of period                              25,667        243,842
                                                     ----------     ----------

Cash at end of period                                   $72,712        $23,176
                                                     ==========     ==========

-------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest during the nine months ended September 30, 1995 and 1994.

-------------------------------------------------------------------------------

See notes to financial statements.

                    PAINEWEBBER R&D PARTNERS, L.P.
                   (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)



1. ORGANIZATION AND BUSINESS


   The financial information as of and for the periods ended September 30, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994, and the previously issued quarterly reports for the quarters ended June 30 and March 31, 1995.

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

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> have been fully realized and a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). Amgen is required to make CPR payments through the year 2005. The Partnership received its final CPR payment in June 1995. On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company in July 1992. The Partnership's complaint seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful.

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


   At September 30, 1995, the Partnership has made cash and securities distributions since inception of $889 and $593 per Unit, respectively. The securities distributions of $593 does not include the distribution of the CPR in April 1995.

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

   The Partnership carried warrants at a zero value in cases where the Sponsor Company's stock was not publicly traded or the exercise period had not been attained. To the extent that the Partnership's warrant was currently exercisable and the Sponsor Company's stock was publicly traded, the warrant was carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

                    PAINEWEBBER R&D PARTNERS, L.P.
                   (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)

(NOTE 3 CONTINUED)


   At September 30, 1995, the Partnership held the following marketable security:

                                                    Market      Cost
                                                  ---------   --------

    Money market fund                             $149,886    $149,886
                                                  ========    ========


   At December 31, 1994, the Partnership held the following marketable securities:

                                                   Market       Cost
                                                  --------    --------

    Money market fund                             $469,211    $469,211


    41,666 shares of AgriDyne Technologies
    Inc. common stock                               57,291           0
                                                  --------    --------
                                                  $526,502    $469,211
                                                  ========    ========


  At December 31, 1994, the market value of AgriDyne Technologies, Inc. common stock per share was $1.375. In June 1995 the Partnership sold its investment of 41,666 shares at $1.125 per share resulting in a loss of $10,456 for the nine months ended September 30, 1995.

  INVESTMENTS:

  At December 31, 1994, the Partnership had an investment of 9,000,000 shares of Applied Diagnostics, Inc. (a subsidiary of Teknowledge Corporation ("Teknowledge") (formerly Cimflex Teknowledge Corporation)) Series A Convertible Preferred Stock with a carrying value of zero. As of September 30, 1995, the Partnership has been advised of the dissolution of Applied Diagnostics, Inc. The Partnership received no distributions as a result of the dissolution. In addition, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge common stock with an exercise price of $3.83 which expired in September 1995. The warrant was carried at a cost basis of zero.

4. RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital was $0.1 million at September 30, 1995, compared to $1.7 million at December 31, 1994, a decrease of $1.6 million resulting from cash distributions to the Partners of $2.5 million offset by net income of $0.9 million (as discussed in Results of Operations below).

   The Partnership's working capital is invested in a money market fund. Liquid assets at September 30, 1995, totaled $0.2 million, a decrease of $0.4 million from the balance of $0.6 million at December 31, 1994. The decrease is primarily due to the excess of distributions paid to Partners over the income from product development projects received by the Partnership. The balance of the liquid assets will be used for the payment of administrative costs related to the dissolution of the Partnership.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

   The net loss for the quarter ended September 30, 1995, was $0.1 million compared to net income of $1.3 million for the quarter ended September 30, 1994, an unfavorable variance of $1.4 million which is due primarily to a decrease in revenues.

   Revenues  for  the  quarter  ended  September  30,  1994  were  $1.3 million consisting primarily of the product development income received from Amgen relating to sales of Neupogen<reg-trade-mark>. Effective April 1, 1995, the Partnership distributed its rights to future payments from Amgen to its Partners. The Partnership recognized minimal revenue attributable to interest income for the quarter ended September 30, 1995.

   Expenses, consisting of general and administrative costs, were $81,000 for the quarter ended September 30, 1995, as compared to $46,000 for the same period in 1994. The increase in expenses in the third quarter of 1995 is attributable to the under-accrual of expenses by the Partnership for the first six months of 1995.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994:

    Net income for the nine months ended September 30, 1995, was $0.9 million compared to net income of $2.7 million for the nine months ended September 30, 1994, a decrease of $1.8 million resulting from a decline in revenues of $2.6 million offset by a decrease in expenses of $0.8 million.

    Revenues, which consisted primarily of income from product development projects, were $1.1 million for the nine months ended September 30, 1995, compared to $3.7 million for the same period in 1994. Income from product development projects for this period in 1994 was primarily attributable to royalty income accrued or received from Amgen as a result of the product sales of Neupogen. Effective April 1, 1995, the Partnership distributed its rights to future income from Amgen from the sales of Neupogen to its Partners. Accordingly, the Partnership recognized income from Amgen solely attributable to the first quarter of 1995 in the amount of $1.1.

    Expenses were $0.1 million for the nine months ended September 30, 1995 compared to $0.9 million for the same period in 1994, a decrease of $0.8 million attributable to the write-down of the Partnership's investment in DSI from $0.8 million to zero in March 1994.

                      PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

       ACTION AGAINST CENTOCOR, INC.

           Information regarding this action was disclosed on the Partnership's Form 10-Q for the quarter ended June 30, 1995. Centocor, Inc. has moved to dismiss the complaint on the ground that New York is allegedly an inconvenient forum.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a)  EXHIBITS:

           None

       b)  REPORTS ON FORM 8-K:

           None

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 1995.

       PAINEWEBBER R&D PARTNERS, L.P.

       By:  PaineWebber Technologies, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)



       By:
           -----------------------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer



       By:
           ------------------------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer





* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th of November 1995.


       PAINEWEBBER R&D PARTNERS, L.P.

       By: PaineWebber Technologies, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: EUGENE M. MATALENE, JR. /S/
           ---------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: PIERCE R. SMITH/S/
           ---------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer



* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.