Form 10-K
period 1995-12-31
PAINEWEBBER R&D PARTNERS LP
filed 1996-04-01
CIK 770470

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-K
             (X) Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934.
                 For the fiscal year ended December 31, 1995
                                       or
             ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

                        Commission File Number 2-98260
                        PAINEWEBBER R&D PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         13-3304143
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


              1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK  10019
                      (Address of principal executive offices) (Zip code)

         Registrant's telephone number, including area code:  (212) 713-2000
                                ______________

          Securities registered pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                 WHICH REGISTERED
- ------------------                              ------------------------
     None                                                 None

                                ________________

         Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
      No voting stock has been issued by the Registrant. Neither a public nor other market exists for the Units, and no such market is expected to develop, therefore there was no quoted market price for the 37,799 Units.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                                    PART I
ITEM 1.   BUSINESS.

 PaineWebber R&D Partners, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership that commenced operations on March 6, 1986. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies, which were expected to address significant market opportunities. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner.

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets. The General Partner does not intend to terminate the Partnership until the contingent payment rights ("CPR") (now owned directly by the Partners (hereinafter defined) and serviced by the Partnership) due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> has been fully paid and a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved. Amgen is required to make CPR payments through the year 2005. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). The Partnership received its final CPR payment for income accrued as of March 31, 1995, in June 1995, but continues to receive CPR payments on account of, and for distribution to, the Partners. On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful. See Item 3, Legal Proceedings - "Action Against Centocor, Inc.", for a discussion on the current status of the action. At December 31, 1995, the Partnership's assets consisted primarily of cash and a money market fund. The Partnership was not engaged in any Projects, nor will it do so in the future.

PARTNERSHIP MANAGEMENT

 The Partnership has delegated to the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation and dissolution of the Partnership. Under the Management Contract, the Manager was entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994, the Manager elected to discontinue charging a management fee to the Partnership.

DISTRIBUTIONS

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by Limited Partners and the General Partner, respectively:

                                                                                LIMITED PARTNERS   GENERAL PARTNER
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such
         amount accrued at 5% per annum, compounded annually                     99%                 1%
         ("Contribution Payout")

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout")              80%                20%

   III. After Final Payout                                                       75%                25%


(ITEM 1 CONTINUED)

   At December 31, 1995, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $889 and $593 per Unit, respectively. The security distributions of $593 do not include the distribution of the CPR in April 1995.

OTHER

 At December 31, 1995, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership is in dissolution and was engaged in one primary business segment, the management of investments in technology products and companies.

ITEM 2.   PROPERTIES.

 The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.   LEGAL PROCEEDINGS.

        IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

   As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1994, PaineWebber Technologies, L.P., the General Partner of the Partnership, was named as one of several defendants in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates relating  to  PWI's  sale  of  70  direct  investment  offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PWI irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York (the "Court") to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the Court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the Court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to the Partnership.

   In February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.


ACTION AGAINST CENTOCOR, INC.

   In July 1995, the Partnership commenced an action in the Supreme Court of the State of New York against Centocor arising out of Centocor's July 1992 transaction with Lilly.

(ITEM 3 CONTINUED)

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

   In July 1992, Centocor entered into a set of agreements with Lilly for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin. Pursuant to those agreements, Lilly paid Centocor a total of $100 million, and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to CentoRx (now ReoPro), another Centocor drug.

        The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. Centocor has taken the position that it is not obligated to make any such payment. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The complaint seeks damages, interest and expenses. Centocor has moved to dismiss the complaint on the grounds that New York is allegedly an inconvenient forum.

   PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this action. In the event of a recovery on behalf of the Class, the court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the members of the Class, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.

   In February 1996, another former limited partner of CP II commenced a purported class action in the Court of Common Pleas of the State of Pennsylvania against Centocor and Lilly. The claims in that action are similar to those asserted in the Partnership's complaint.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 There is no existing public market for the Units, and no such market is expected to develop. Effective February 1995, the General Partner discontinued the right of Limited Partners to transfer Units, except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 1995, there were 6,932 limited partners.

   The Partnership distributes to its Partners, when available, the net proceeds, if any, from royalty distributions, interest payments on portfolio securities and from disposition of portfolio securities and any other cash or other unrestricted securities of the Partnership in excess of amounts that are necessary for the dissolution of the Partnership. The Partnership distributed to its Partners $2,481,752 ($65 per Unit; $24,818 to the general partnership interest) and $6,185,290 ($162 per Unit; $61,853 to the general partnership interest) for the years ended December 31, 1995 and 1994, respectively.

ITEM 6.   SELECTED FINANCIAL DATA.

    See the "Selected Financial Data (Unaudited)" on Page F-2 in this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital was $0.1 million at December 31, 1995, compared to $1.7 million at December 31, 1994, a decrease of $1.6 million. The reduction in partners' capital was principally a result of cash distributions to the Partners of $2.4 million that were offset by net income of $0.8 million (as discussed in Results of Operations below).

   The Partnership's working capital is invested in a money market fund. Liquid assets at December 31, 1995 totaled $0.2 million, a decrease of $0.4 million from the balance of $0.6 million at December 31, 1994. The decrease is due to payment of general and administrative expenses and the excess of distributions paid to Partners over the income received from Projects by the Partnership. The balance of working capital will be used for the payment of administrative costs related to the dissolution of the Partnership and distributions to the Partners, if any.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994:

Net income for the year ended December 31, 1995 was $0.8 million compared to net income of $4.3 million for the year ended December 31, 1994, a decrease of $3.5 million resulting from the dissolution of the Partnership including the satisfaction of Partnership liabilities.

(ITEM 7 CONTINUED)

   Revenues for the year ended December 31, 1995 were $1.1 million compared to $4.6 million for the same period in 1994. Revenues consisted primarily of income accrued or received from Amgen with respect to the CPR as a result of the product sales of Neupogen, until the CPR was distributed to the Partners. In 1995, revenues from Amgen decreased by $3.9 million from 1994. Effective April 1, 1995, the Partnership distributed to its Partners the CPR, which constitutes the rights to receive future income from Amgen to its Partners. The Partnership received its final CPR payment in June 1995 attributable to the first quarter of 1995. In 1994, the Partnership recognized a loss on sale of an investment of $0.4 million (see Results of Operations - Year ended December 31, 1994 compared to year ended December 31, 1993). Expenses for the Partnership consisted solely of general and administrative costs of $0.3 million for 1995 and 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993:

    Net income for the year ended December 31, 1994 was $4.3 million compared to net income of $4.0 million for the year ended December 31, 1993, an increase of $0.3 million. The variance of $0.3 million is due to a decrease of $3.0 million in expenses offset by a decrease of $2.7 million in revenues.

    Revenues for the year ended December 31, 1994 were $4.6 million compared to $7.3 million for the same period in 1993, a decrease of $2.7 million. The unfavorable variance is primarily attributable to a decrease in revenues from the Partnership's product development projects of $2.2 million and a loss on the sale of an investment of $0.4 million. The product development income earned during 1994 and 1993 consisted primarily of distributions received from Amgen. In 1994, the Partnership recognized a loss of $0.4 million resulting from the exchange of its investment in DAVID Systems, Inc. ("DSI") pursuant to the terms of a merger between DSI and Chipcom Corporation.

       Expenses for the year ended December 31, 1994 were $0.3 million compared to $3.3 million for the same period in 1993, a decrease of $3.0 million. The variance is primarily attributable to a $2.4 million writedown in the Partnership's investment in DSI in 1993 and a decrease of $0.6 million in management fees. In 1993, the investment in DSI was written down from $3.2 million to $0.8 million. As of January 1, 1994, the Manager elected to discontinue the management fee charged to the Partnership (See ITEM 1. BUSINESS). The management fee for 1993 was $0.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item may be found under the following captions included in this filing on Form 10-K:

                Report of Independent Auditors (F-4)
                Statements of Financial Conditions (Page F-5)
                Statements of Operations (Page F-6)
                Statements of Changes in Partners' Capital (Page F-6) Statements of Cash Flows (Page F-7)
                Notes to Financial Statements (Pages F-8 to F-13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Registrant has no directors or executive officers. The Registrant is managed by PWDC Holding Company (the "Manager"), the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership.

   The Partnership has delegated to the Manager, pursuant to the Management Contract, responsibility for management and administrative services necessary for the operation of the Partnership. The Manager has sole responsibility for the dissolution of the Partnership.

   The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC at December 31, 1995.

     NAME                         AGE           POSITION AND DATE APPOINTED
Directors (1)
  Eugene M. Matalene, Jr.        48             Director since June 1993
  Gerald F. Goertz, Jr.          38             Director since April 1995
  Pierce R. Smith                52             Director since June 1993
  James M. Voytko                45             Director since May 1994

EXECUTIVE OFFICERS (2)
  Eugene M. Matalene, Jr.        48             President since June 1993
  James M. Voytko                45             Executive Vice President since May 1994
  Pierce R. Smith                52             Treasurer since August 1988
  Dorothy F. Haughey             71             Secretary since July 1985


   The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

   (1) Mr. Matalene and Mr. Smith were appointed to these positions at PWDC Holding Company in September 1993; Mr. Voytko was appointed to this position at PWDC Holding Company in May 1994; Mr. Goertz was appointed to this position at PWDC Holding Company in April 1995.

   (2) Mr. Matalene was appointed to this position at PWDC Holding Company in September 1993; Mr. Voytko was appointed to this position at PWDC Holding Company in May 1994; Mr. Smith and Ms. Haughey were appointed to these positions at PWDC Holding Company in December 1991.

(ITEM 10 CONTINUED)


DIRECTORS

  MR. MATALENE is a Managing Director of PWI. Mr. Matalene joined the Invest-ment Banking Division of PWI in 1987. Prior to joining PWI, Mr. Matalene worked at Drexel Burnham Lambert in the Investment Banking Division from 1986 to 1987. Before joining Drexel Burnham Lambert, he worked at Kidder, Peabody & Co. in the Corporate Finance Department from 1979 through 1986. Mr. Matalene is a Director of PaineWebber Properties, Incorporated, American Bankers Insurance Group, Bankers American Life Insurance Company and Empire of Carolina, Inc. His Bachelor of Arts degree is from University of North Carolina at Chapel Hill. Mr. Matalene received a Master's degree in Business Administration with honors from Columbia University.

   MR. GOERTZ is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

   MR. SMITH is Treasurer of PWG and Executive Vice President and Treasurer of PWI. Mr. Smith joined PWG in 1987. From 1982 to 1987, Mr. Smith was Senior Vice President and Treasurer for Norwest Corporation, a multibank holding company in Minneapolis. From 1980 to 1982, Mr. Smith was Vice President of the Treasury Department for Mellon Bank in Pittsburgh and from 1973 to 1980 was Vice President for various subsidiaries of Commercial Credit Company. Mr. Smith received a Bachelor of Science degree in Electrical Engineering from Yale University and a Master's degree in Business Administration from Stanford University. He also served as a lieutenant in the United States Coast Guard.

   MR. VOYTKO is Deputy Director and Chief Operating Officer of the Investment Banking Division of PWI. He joined PWI in 1981 as a research analyst and became Director of Research in 1988 overseeing equity, credit, high yield and derivatives research. Prior to joining PWI he was director of the office of the Chairman of the Interstate Commerce Commission in Washington, D.C. Mr. Voytko is currently a director of Nexgen Microsystems and PaineWebber Properties, Incorporated. Mr. Voytko received a Bachelor of Arts degree from Carnegie Mellon University, a Master's degree in Public Administration from the University of Washington and a Master's degree in Public Policy from Harvard University.

(Item 10 continued)

Executive Officers

      MR. MATALENE, President, see "Directors" above.

      MR. VOYTKO, Executive Vice President, see "Directors" above.

      MR. SMITH, Treasurer, see "Directors" above.

      MS. HAUGHEY, Secretary, joined PWI in 1962. She is Assistant Secretary of PWG.

Item 11.  EXECUTIVE COMPENSATION.

   No Compensation was paid to executives of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994 the Manager elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-13 included in this filing on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The table below lists all investors who are known to be beneficial owners at March 1, 1996 of more than five percent of the Registrant's Units.


CLASS                NAME AND ADDRESS                     AMOUNT          PERCENT OF CLASS

Limited Partnership   Lincoln National Life          2,875 Units         7.61%
Units                   Insurance Company
                      Fort Wayne, IN  46801-0214

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-13 included in this filing on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,  AND REPORTS ON FORM 8-K.

    The following documents are filed as part of the filing on Form 10-K.

FINANCIAL STATEMENTS

   The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.

          Report of Independent Auditors (Page F-4)
          Statements of Financial Condition (Page F-5)
          Statements of Operations (Page F-6)
          Statements of Changes in Partners' Capital (Page F-6)
          Statements of Cash Flows (Page F-7)
          Notes to Financial Statements (Pages F-8 to F-13)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 1996.

   PAINEWEBBER R&D PARTNERS, L.P.


         By: PaineWebber Technologies, L.P.
             (General Partner)

         By: PWDC Holding Company
             (General partner of the General Partner)

         By:   Eugene M. Matalene, Jr. /s/
               ------------------------------------------
               Eugene M. Matalene, Jr.
               President and Principal Executive Officer

         By:   Pierce R. Smith/s/
               ------------------------------------------
               Pierce R. Smith
               Principal Financial and Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 29th day of March 1996.

          Eugene M. Matalene, Jr. /s/
          ------------------------------------------
          Eugene M. Matalene, Jr.
          President (principal executive officer) and Director

          Pierce R. Smith /s/
          ------------------------------------------
          Pierce R. Smith
          Principal Financial and Accounting Officer and Director

          Gerald F. Goertz, Jr./s/
          ------------------------------------------
          Gerald F. Goertz, Jr.
          Director

          James M. Voytko/s/
          ------------------------------------------
          James M. Voytko
          Director

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.





                                  Page F-1

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                        Index to Financial Statements



DESCRIPTION                                                               PAGE

Index to Financial Statements                                             F-1

Selected Financial Data (Unaudited)                                       F-2

Quarterly Financial Information (Unaudited)                               F-3

Report of Independent Auditors                                            F-4

Statements of Financial Condition, at December 31, 1995 and 1994          F-5

Statements of Operations, for the years ended December 31, 1995,
1994 and 1993                                                             F-6

Statements of Changes in Partners' Capital, for the years ended
December 31, 1995, 1994 and 1993                                          F-6

Statements of Cash Flows, for the years ended December 31, 1995,
1994 and 1993                                                             F-7

Notes to Financial Statements                                     F-8 to F-13



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.




                                  Page F-2

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)


Selected Financial Data (Unaudited)

Years ended December 31,            1995            1994           1993          1992            1991


Operating Results:
   Revenues                     $  1,092,017     $ 4,569,297    $  7,297,680  $   8,423,202   $    4,299,251

   Net income                   $   $842,826     $ 4,293,920    $  3,954,638  $   7,409,758   $    1,734,537

Net income (loss) per
partnership unit:

   Limited partners (A)         $      22.07     $    112.46    $     103.58  $      194.07   $        45.98

   General partner              $   8,428.26     $ 42,939.20    $  39,546.38  $   74,097.58   $     (3,367.63)

Financial Condition:

   Total assets                 $    182,437     $ 1,884,535    $  3,717,440  $   8,178,175   $     8,807,066

   Partners' capital            $     90,065     $ 1,728,991    $  3,620,361  $   8,080,774   $     8,561,462

   Distributions to partners    $  2,481,752     $ 6,185,290    $  8,415,051  $   7,890,446   $     4,801,236



(A) Based on 37,799 partnership units.

                                  Page F-3


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Quarterly Financial Information (Unaudited)

                                                                          Net Income (Loss)
                                               Net Income               Per Partnership Unit (A)
                          Revenues               (Loss)            Limited Partners      General Partner


Calendar 1995

4th Quarter       $       6,116        $      (64,130)        $        (1.68)        $      (641.30)

3rd Quarter               6,283               (75,202)                 (1.97)               (752.02)

2nd Quarter             (64,864)             (110,917)                 (2.91)             (1,109.17)

1st Quarter           1,144,482             1,093,075                  28.63              10,930.75



Calendar 1994

4th Quarter       $   1,634,691        $    1,542,254         $        40.38        $     15,422.54

3rd Quarter           1,315,022             1,268,596                  33.23              12,685.96

2nd Quarter           1,319,643             1,210,365                  31.71              12,103.65

1st Quarter (B)         299,941               272,705                   7.14               2,727.05



Calendar 1993

4th Quarter       $   1,639,962        $   (1,066,949)        $       (27.94)        $   (10,669.49)

3rd Quarter           1,925,081             1,723,172                  45.13              17,231.72

2nd Quarter           1,830,863             1,600,744                  41.93              16,007.44

1st Quarter           1,901,774             1,697,671                  44.46              16,976.71



(A) Based on 37,799 limited partnership units and a 1% general partnership interest.
(B)  Revenues have been restated from the amount reported at March 31, 1994.


                                  Page F-4


Report of Independent Auditors


To the Partners of PaineWebber R&D Partners, L.P.:

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ernst & Young, LLP
New York, New York
March 29, 1996






                                  Page F-5


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
- ------------------------------------------------------------------------------
                                             December 31,         December 31,
                                                 1995                 1994
- ------------------------------------------------------------------------------
Assets:

  Cash                                      $   74,542            $    25,667

  Marketable securities, at market value       105,814                526,502

  Interest receivable                              581                  1,566

  Royalty income receivable                      1,500              1,330,800
                                            ----------           ------------

Total assets                                $  182,437            $ 1,884,535
                                            ==========           ============

- ------------------------------------------------------------------------------

Liabilities and partners' capital:

   Accrued liabilities                     $    92,372           $    155,544

   Partners' capital                            90,065              1,728,991
                                           -----------           ------------

Total liabilities and partners' capital    $   182,437           $  1,884,535
                                           ===========           ============


- ------------------------------------------------------------------------------

See notes to financial statements.



                                  Page F-6


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Operations

- -------------------------------------------------------------------------------
For the years ended December 31,               1995         1994        1993
- -------------------------------------------------------------------------------

Revenues:
  Interest income                          $   26,706   $   39,390   $  111,585
  Income from product development projects  1,075,767    4,976,776    7,221,316
  Unrealized  depreciation  of marketable
    securities                                      -      (61,454)      (6,250)
  Realized loss on sale of marketable
    securities                                (10,456)           -      (28,971)
  Realized loss on sale of investment               -     (385,415)           -
                                            ---------    ---------    ---------
                                            1,092,017    4,569,297    7,297,680
                                           ----------    ---------    ---------

Expenses:
  Management fees                                 -             -       613,948
  General and administrative costs            249,191      275,377      273,096
  Write-down of investment                         -            -     2,455,998
                                           ----------    ---------    ---------
                                              249,191      275,377    3,343,042
                                           ----------    ---------    ---------
Net income                                 $  842,826   $4,293,920   $3,954,638
                                           ==========   ==========   ==========

Net income per partnership unit:
  Limited partners (based on 37,799 units) $    22.07   $   112.46   $   103.58
  General partner                          $ 8,428.26   $42,939.20   $39,546.38


- -------------------------------------------------------------------------------
See notes to financial statements.


Statements of Changes in Partners' Capital
Years ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------
                                   Limited           General
                                   Partners          Partner           Total
- -------------------------------------------------------------------------------

Balance at January 1, 1993        $ 8,020,699   $    60,075       $  8,080,774

Net income                          3,915,092        39,546          3,954,638

Cash distributions to partners     (8,330,900)      (84,151)        (8,415,051)
                                   ----------     ---------         ----------

Balance at December 31, 1993        3,604,891        15,470          3,620,361

Net income                          4,250,981        42,939          4,293,920
Cash distributions to partners     (6,123,437)      (61,853)        (6,185,290)
                                   ----------     ---------         ----------

Balance at December 31, 1994        1,732,435        (3,444)         1,728,991

Net income                            834,398         8,428            842,826
Cash distributions to partners     (2,456,934)      (24,818)        (2,481,752)
                                   ----------     ---------         ----------

Balance at December 31, 1995      $   109,899    $  (19,834)       $    90,065
                                   ==========     =========         ==========
- -------------------------------------------------------------------------------
See notes to financial statements.

                                  Page F-7


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Cash Flows

- ----------------------------------------------------------------------------------------------------
For the years ended December 31,                               1995            1994           1993
- ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                $     842,826      $4,293,920    $3,954,638

Adjustments to reconcile net income to cash
  provided by operating activities:
   Unrealized depreciation of marketable securities                   -          61,454         6,250
   Realized loss on sale of investment                                -         385,415             -
   Write-down of investment                                           -               -     2,455,998

Decrease (increase) in operating assets:
  Marketable securities                                         420,688         947,265     1,516,025
  Investments                                                         -         364,585             -
  Investments in product development projects                         -               -     1,804,945
  Interest receivable                                               985           3,315         4,057
  Royalty income receivable                                   1,329,300        (147,304)   (1,183,496)

(Decrease) increase in accrued liabilities                      (63,172)         58,465          (322)
                                                              ---------         -------     ---------

Cash provided by operating activities                         2,530,627       5,967,115     8,558,095
                                                              ---------         -------     ---------

Cash flows from financing activities:
  Distributions to partners                                  (2,481,752)     (6,185,290)   (8,415,051)
                                                              ---------         -------     ---------

Increase (decrease) in cash                                      48,875        (218,175)      143,044

Cash at beginning of year                                        25,667         243,842       100,798
                                                              ---------         -------     ---------

Cash at end of year                                         $    74,542      $   25,667   $   243,842
                                                             ==========       =========    ==========


- -------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the years ended December 31, 1995, 1994 and 1993.

- -------------------------------------------------------------------------
See notes to financial statements.


                                  Page F-8


                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1.          Organization and Business

   PaineWebber R&D Partners, L.P. (the "Partnership"), is a Delaware limited partnership that commenced operations on March 6, 1986. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of PaineWebber Group Inc. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner.

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

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets. The General Partner does not intend to terminate the Partnership until the contingent payment rights ("CPR") (now owned directly by the Partners (hereinafter defined) and serviced by the Partnership) due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> have been fully paid and a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see Note 7). Amgen is required to make CPR payments through the year 2005. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). The distribution of the CPR had no impact on the financial statements of the Partnership. The Partnership received its final CPR payment for income accrued as of March 31, 1995, in June 1995, but continues to receive CPR payments on account of, and for distribution to, the Partners.

   All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:



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



                                  Page F-9


                      PAINEWEBBER R&D PARTNERS, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

(NOTE 1 CONTINUED)

   During 1995, the Partnership made aggregate cash distributions of $2,481,752 ($65 per Unit; $24,818 to the General Partner). At December 31, 1995, the Partnership has made cash and security distributions since inception of $889 and $593 per Unit, respectively. The security distributions of $593 do not include the distribution of the CPR in April 1995.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

   The Partnership's investments consisting of convertible preferred stock were not publicly traded and were subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities were valued at cost, except when a decrease was required based on the Manager's evaluations. These evaluations were based on available information and did not necessarily represent the amount which might ultimately be realized, since such an amount depended on future circumstances and could not reasonably be determined until the position was actually liquidated.

   Realized and unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

   The Partnership had investments in Projects, as more fully described in Note 5, through one of the following two vehicles:

<circle>Product Development Contracts
      The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies. Income from the Sponsor Companies is reflected in the Statements of Operations for the period in which the income is earned.

<circle>Product Development Limited Partnerships
      The Partnership participated as a limited partner in product development limited partnerships formed to develop specific products. The Partnership accounted for its investments in limited partnerships using the equity method. Such partnerships expensed product development costs when incurred.



                                  Page F-10

                        PAINEWEBBER R&D PARTNERS, L.P.
                      (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 2 CONTINUED)

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

3.          MARKETABLE SECURITIES AND INVESTMENTS

            MARKETABLE SECURITIES:

        The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.




    At December 31, 1995 and 1994, the Partnership held the following marketable securities, at market value:


                                                         1995         1994
                                                       --------      -------

  Money Market Fund                                    $105,814      $469,211

  41,666 shares of AgriDyne Technologies Inc.
    common stock                                            ---        57,291
                                                       --------      --------
                                                       $105,814      $526,502
                                                       ========      ========


   In June 1995 the Partnership sold its investment of 41,666 shares of AgriDyne Technologies, Inc. ("AgriDyne") at $1.125 per share resulting in a loss (net of expenses) of $10,456 for the year ended December 31, 1995. The common shares had a cost basis of zero. At December 31, 1994, the market value per share was $1.375.

   In November 1993, 33,921 shares of AgriDyne common stock were sold at a market price of $5.00 per share. The total market value of such shares of AgriDyne common stock on the date of the sale was approximately $170,000 compared to the original cost of $500,000. An unrealized loss (net of sales commission) of approximately $330,000 was recognized by the Partnership in prior years.

   In November 1993, 1,152 shares of Amgen common stock, with an original cost of approximately $9,000 and a book value of $81,000, were sold for approximately $53,000 ($46.00 per share). An unrealized gain of approximately $72,000 was recognized by the Partnership in prior years resulting in a realized loss upon sale of approximately $29,000.

         INVESTMENTS:

    At December 31, 1994, the Partnership had an investment of 9,000,000 shares of Applied Diagnostics, Inc. (a subsidiary of Teknowledge Corporation ("Teknowledge") (formerly Cimflex Teknowledge Corpration)) Series A Convertible Preferred Stock with a carrying value of zero. As of December 31, 1995,



                                  Page F-11

                       PAINEWEBBER R&D PARTNERS, L.P.
                      (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

(NOTE 3 CONTINUED)

the Partnership had been advised of the dissolution of Applied Diagnostics, Inc. The Partnership received no distributions as a result of the dissolution. In addition, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge common stock with an exercise price of $3.83 which expired in September 1995. The warrant was carried at a cost basis of zero.

   In 1993, based on the Manager's evaluation of the current and projected financial performance of DAVID Systems, Inc. ("DSI"), a decision was made to write down the Partnership's investment in DSI from an aggregate value of $3,205,998 to $750,000. In August 1994, the merger of DSI into Chipcom Corporation ("Chipcom") was approved at a special meeting of shareholders. According to the terms of the merger, the Partnership exchanged its DSI preferred stock for cash in the amount of $364,585 resulting in the recognition of a loss of $385,415 for the year ended December 31, 1994 in the accompanying Statements of Operations.


4.    RELATED PARTY TRANSACTIONS

   Prior to January 1, 1994, the Manager received an annual management fee for management and administrative services provided to the Partnership calculated pursuant to the terms of a management agreement. As of January 1, 1994, the Manager elected to discontinue the management fee charged to the Partnership. The management fee paid by the Partnership to the Manager for the year ended December 31, 1993 was $613,948.

    The Partnership's portfolio which consists of a money market fund is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. PWDC pays MHII a fee with respect to such money management services.

    PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

        The Partnership has completed funding its eight Projects. If the Projects had produced any product for commercial sale, the Sponsor Companies had the option to enter into joint ventures or royalty arrangements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies had the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of January 1, 1995, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge Corporation ("Teknowledge") (formerly Cimflex Teknowledge Corporation) with an exercise price of $3.83 and a cost basis of zero. The warrant expired in September 1995 and was not exercised because the exercise price exceeded the market price of the stock.


                                  Page F-12

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 5 CONTINUED)

      The Partnership's warrant to purchase 231,000 shares of Bolt Beranek and Newman Inc. common stock at $31.00 per share expired in May 1994. In addition, the Partnership's warrant to purchase 75,000 shares of AgriDyne at $22.50 per share expired in June 1994. The warrants were not exercised because the warrants' exercise prices exceeded the market prices of the stock. The Partnership's warrant to purchase 454,919 shares of DSI was cancelled due to DSI's merger with Chipcom.

      In 1993, the Partnership's warrant for 61,742 shares of Centocor common stock, exercisable at $21.50 per share, expired. The warrant was not exercised by the Partnership or distributed to the Partners because the warrant's exercise price was greater than the market price of the stock.

      In 1993, Amgen exercised its partnership purchase option to buy back the Partnership's interest in a Project. The Partnership received $2,200,000 on March 23, 1993 in return for a lower royalty rate subsequent to the purchase option. In April 1995, the Partnership distributed its rights to future payments from Amgen to its Partners.

6.    INCOME TAXES

       The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income or loss on their individual federal and state income tax returns.


7.       LEGAL PROCEEDING

    On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992.

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

   In July 1992, Centocor entered into a set of agreements with Lilly for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin. Pursuant to those agreements, Lilly paid Centocor a total of $100 million, and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to CentoRx (now ReoPro), another Centocor drug.


                                  Page F-13

(Note 7 Continued)

   The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. Centocor has taken the position that it is not obligated to make any such payment. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The Partnership seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful.

   PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this action. In the event of a recovery on behalf of the Class, the court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the members of the Class, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.


8.       SUBSEQUENT EVENT

     In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnership.