Form 10-Q
period 1996-03-31
PAINEWEBBER R&D PARTNERS LP
filed 1996-05-14
CIK 770470

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                               -------------------

                                  FORM 10-Q


                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                         OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                --------------



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X            No
                                                    ------       ------


                                --------------

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                                   Form 10-Q
                                 March 31, 1996


                                TABLE OF CONTENTS




PART I.                FINANCIAL INFORMATION                               Page


Item 1.                Financial Statements

                       Statements of Financial Condition
                       (unaudited) at March 31, 1996 and December            2
                       31, 1995

                       Statements of Operations
                       (unaudited) for the three months ended
                       March 31, 1996 and 1995                               3

                       Statement of Changes in Partners' Capital
                       (unaudited) for the three months ended
                       March 31, 1996                                        3

                       Statements of Cash Flows
                       (unaudited) for the three months ended
                       March 31, 1996 and 1995                               4

                       Notes to Financial Statements
                       (unaudited)                                         5-8

Item 2.                Management's Discussion and Analysis of
                       Financial Condition and Results of                    9
                       Operations


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings                                     10

Item 6.                Exhibits and Reports on Form 8-K                      10

                       Signatures                                            11


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                              March  31,  December  31,
                                                    1996           1995
- -----------------------------------------------------------------------
Assets:

   Cash                                   $       76,370  $      74,542

   Marketable securities, at market value         78,391        105,814

   Interest receivable                               370            581

   Royalty income receivable                       1,100          1,500
                                          --------------  -------------
Total assets                              $      156,231  $     182,437
                                          ==============  =============

Liabilities and partners' capital:

    Accrued liabilities                    $       76,559  $      92,372

    Partners' capital                              79,672         90,065
                                           --------------  -------------
Total liabilities and partners' capital    $      156,231  $     182,437
                                           ==============  =============
- ------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)


For the three months ended March 31,                1996           1995
- -----------------------------------------------------------------------
Revenues:
   Interest income                          $      1,933  $       8,239
   Income from product development projects          785      1,141,452
   Unrealized  depreciation  of marketable
    securities                                         -        (5,209)
                                             -----------  -------------
                                                   2,718      1,144,482
                                             -----------  -------------
Expenses:
   General and administrative costs               33,824         51,407
                                             -----------  -------------

Net income (loss)                        $      (31,106)  $   1,093,075
                                             ===========  =============

Net income (loss) per partnership unit:
    Limited partners (based on 37,799 unit)       (0.81)  $       28.63
    General partner                      $      (311.06)  $   10,930.75
- -------------------------------------------------------------------------------
See notes to financial statements.


Statement of Changes in Partners' Capital
(unaudited)

                                             Limited        General
For the three months ended March 31, 1996    Partners       Partner     Total
- -------------------------------------------------------------------------------
Balance at December 31, 1995           $      109,899  $    (19,834) $   90,065

Net loss                                     (30,795)          (311)    (31,106)
Partner contribution                                -         20,713     20,713
                                        -------------   ------------   --------
Balance at March 31, 1996              $       79,104  $         568  $  79,672
                                       ==============   ============   ========
- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,                1996           1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                         $      (31,106) $   1,093,075
Adjustments to reconcile net income (loss) to cash
 (used in) provided by operating activities:
 Unrealized depreciation of marketable securities      -          5,209

Decrease in operating assets:
 Marketable securities                            27,423         96,458
 Interest receivable                                 211            321
 Royalty income receivable                           400        129,800

(Decrease) increase in operating liabilities:
 Accrued liabilities                            (15,813)         10,851
                                            ------------    -----------
Cash (used in) provided by operating
activities                                      (18,885)      1,335,714
                                            ============    ===========

Cash flows from financing activities:
 Distributions to partners                            -     (1,336,328)
 Contribution by partner                         20,713              -
                                            -----------     -----------
Cash provided by (used for) financing
activities                                       20,713     (1,336,328)
                                            -----------     -----------
Increase (decrease) in cash                       1,828           (614)

Cash at beginning of period                      74,542         25,667
                                            -----------     -----------
Cash at end of period                     $      76,370  $      25,053

- -------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1996 and 1995.
- -------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


1. ORGANIZATION AND BUSINESS

     The financial information as of and for the periods ended March 31, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1996, is not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995.

     The Partnership is a Delaware limited partnership that commenced operations on March 6, 1986 with a total of $62.1 million available for investment. PWDC Holding Company is the general partner of PaineWebber Technologies, L.P. (the
"General  Partner"), which is the general partner of the Partnership.   PWDC
Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner. The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which were expected to address significant market opportunities.

   On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> have been fully realized and a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see note 5). Amgen is required to make CPR payments through the year 2005. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). The distribution of the CPR had no impact on the financial statements of the Partnership. The Partnership received its final CPR payment for income accrued as of March 31, 1995, in June 1995, but continues to receive CPR payments on account of, and for distribution to, the Partners.

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(Note 1 Continued)

     All distributions to the Partners from the Partnership will be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:



                                                                LIMITED PARTNERS     GENERAL PARTNER
I.     Until the value of the aggregate distributions for
       each limited partnership unit ("Unit") equals $1,850
       plus interest on such amount accrued at 5% per annum,
       compounded annually ("Contribution Payout")..........          99%                   1%

II.    After Contribution Payout and until the value of the
       aggregate distributions for each Unit equals $9,250
       ("Final Payout") ....................................          80%                  20%

III.   After Final Payout...................................          75%                  25%


     For the three months ended March 31, 1996, the Partnership made no cash or security distributions. At March 31, 1996, the Partnership has made cash and security distributions since inception of $889 and $593 per Unit, respectively. The security distributions of $593 does not include the distribution of the CPR in April 1995.

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

     Marketable securities consist of a money market fund that is valued at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

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


3.  RELATED PARTY TRANSACTIONS

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

4. INCOME TAXES

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Partners'capital decreased from approximately $90,000 at December 31, 1995, to approximately $80,000 at March 31,1996. The decrease resulted from a net loss of $31,000 offset by a contribution by the General Partner in the amount of approximately $21,000. In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnerhship.

     Liquid assets of the Partnership decreased from a balance of approximately $180,000 as of December 31, 1995, to approximately $155,000 as of March 31, 1996. The balance of the liquid assets will be used for the payment of administrative costs related to the dissolution of the Partnership.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995:


     The net loss for the quarter ended March 31, 1996, was approximately $31,000 compared to net income of $1.1 million for the quarter ended March 31, 1995. Net income for the quarter ended March 31, 1995 consisted primarily of the product development income received from Amgen relating to sales of Neupogen<reg-trade-mark>. Effective April 1, 1995, the Partnership distributed its rights to future payments from Amgen to its Partners. Expenses, consisting of general and administrative costs, were $34,000 for the quarter ended
March 31, 1996, as compared to $51,000 for the same period in 1995. The decrease in expenses is attributable to the decreased activity of the Partnership.

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDING.

       ACTION AGAINST CENTOCOR, INC.

          Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. In April 1996, the Supreme Court of the State of New York granted Centocor, Inc.'s ("Centocor") motion to dismiss this action on the grounds that New York was an inconvenient forum and the action would be better adjudicated in Delaware or Pennsylvania. Accordingly, the Partnership refiled its claims in Delaware Superior Court. Centocor has taken the position that the Partnership is not a proper class representative and that its claims should not be prosecuted in Pennsylvania, where the other former limited partner of Centocor Partners II, L.P. filed his action.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             None

         b)  Reports on  Form 8-K:

             None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1996.



      PAINEWEBBER R&D PARTNERS, L.P.

      By:   PaineWebber Technologies, L.P.
            (General Partner)

      By:   PWDC Holding Company
            (General partner of the General Partner)

      By:   Eugene M. Matalene, Jr. /s/
            ---------------------------
            Eugene M. Matalene, Jr.
            President and Principal Executive Officer

      By:   Pierce R. Smith /s/
            ---------------------------
            Pierce R. Smith
            Principal Financial and Accounting Officer







* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1996.



PAINEWEBBER R&D PARTNERS, L.P.

By:           PaineWebber Technologies, L.P.
              (General Partner)

By:           PWDC Holding Company
              (General partner of the General Partner)

By:           Eugene M. Matalene, Jr. /s/
              -----------------------------------
              Eugene M. Matalene, Jr.
              President and Principal Executive Officer

By:           Pierce R. Smith/s/
              -----------------------------------
              Pierce R. Smith
              Principal Financial and Accounting Officer

 * The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.