Form 10-Q
period 1996-06-30
PAINEWEBBER R&D PARTNERS LP
filed 1996-08-14
CIK 770470

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                -------------------

                                  FORM 10-Q


                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934.
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                         OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                   Form 10-Q
                                 June 30, 1996


                                TABLE OF CONTENTS




PART I.                FINANCIAL INFORMATION                               Page


Item 1.                Financial Statements
                       Statements of Financial Condition
                       (unaudited) at June 30, 1996 and December            2
                       31, 1995

                       Statements of Operations
                       (unaudited) for the three months ended
                       June 30, 1996 and 1995                               3

                       Statements of Operations
                       (unaudited)for the six months ended
                       June 30, 1996 and 1995                               3

                       Statement of Changes in Partners' Capital
                       (unaudited) for the six months ended
                       June 30, 1996                                        4

                       Statements of Cash Flows
                       (unaudited) for the six months ended
                       June 30, 1996 and 1995                               5

                       Notes to Financial Statements
                       (unaudited)                                         6-9

Item 2.                Management's Discussion and Analysis of
                       Financial Condition and Results of                   10
                       Operations


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings                                    11

Item 6.                Exhibits and Reports on Form 8-K                     11

                       Signatures                                           12


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                              June 30,  December  31,
                                                  1996           1995
- -----------------------------------------------------------------------
Assets:

   Cash                                   $       25,215  $      74,542

   Marketable securities, at market value         77,053        105,814

   Interest receivable                                 -            581

   Royalty income receivable                       1,500          1,500
                                          --------------  -------------
Total assets                              $      103,768  $     182,437
                                          ==============  =============

Liabilities and partners' capital:

    Accrued liabilities                    $       50,100  $      92,372

    Partners' capital                              53,668         90,065
                                           --------------  -------------
Total liabilities and partners' capital    $      103,768  $     182,437
                                           ==============  =============
- ------------------------------------------------------------------------
See notes to financial statements.
                                       2

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)


For the three months ended June 30,               1996           1995
- -----------------------------------------------------------------------
Revenues:
   Interest income                          $      1,268  $       9,520
   Income from product development projects        2,242        (69,137)
   Realized loss on sale of marketable
    securities                                         -        (5,247)
                                             -----------  -------------
                                                   3,510       (64,864)
                                             -----------  -------------
Expenses:
   General and administrative costs               29,514         46,053
                                             -----------  -------------

Net loss                                  $      (26,004)  $   (110,917)
                                             ===========  =============

Net loss per partnership unit:
    Limited partners (based on 37,799 unit)$      (0.68)  $      (2.91)
    General partner                      $      (260.04)  $  (1,109.17)
- -------------------------------------------------------------------------------
For the six months ended June 30,                  1996         1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                          $     3,201   $   17,757
   Income from product development projects       3,028    1,072,316
   Realized loss on sale of marketable
   securities                                         -      (10,456)
                                             ------------   ----------
                                                   6,229    1,079,617
                                             ------------   ----------

Expenses:
   General and administrative costs              63,339       97,460
                                              -----------   ----------

Net income (loss)                           $   (57,110) $   982,157
                                              ===========   ==========

Net income (loss) per partnership unit:
   Litmited partners (based on 37,799 units)$     (1.50) $     25.72
   General partner                          $   (571.10) $  9,821.57

- ------------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                             Limited        General
For the six months ended June 30, 1996       Partners       Partner     Total
- -------------------------------------------------------------------------------
Balance at January 1, 1996           $      109,899  $    (19,834) $   90,065

Net loss                                    (56,539)         (571)    (57,110)
Partner contribution                              -        20,713      20,713
                                        -------------   ------------   --------
Balance at June 30, 1996             $       53,360  $        308  $   53,668
                                       ==============   ============   ========
- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                1996           1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                         $      (57,110) $     982,157

Decrease in operating assets:
 Marketable securities                            28,761        308,668
 Interest receivable                                 581            840
 Royalty income receivable                             -      1,329,634

Decrease in operating liabilities:
 Accrued liabilities                            (42,272)        (93,181)
                                              ------------    -----------
Cash provided by (used for) operating
activities                                      (70,040)      2,528,118
                                              ============    ===========

Cash flows from financing activities:
 Contribution by partner                         20,713              -
 Distributions to partners                            -     (2,481,752)
                                            -----------     -----------
Cash provided by (used for) financing
activities                                       20,713     (2,481,752)
                                            -----------     -----------
(Decrease) increase in cash                     (49,327)        46,366

Cash at beginning of period                      74,542         25,667
                                            -----------     -----------
Cash at end of period                     $      25,215  $      72,033
                                            ===========     ===========
- -------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1996 and 1995.
- -------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



1.     ORGANIZATION AND BUSINESS
     The financial information as of and for the periods ended June 30, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1996.
     The  Partnership  is  a  Delaware  limited  partnership  that  commenced operations on March 6, 1986 with a total of $62.1 million available for investment. PWDC Holding Company is the general partner of PaineWebber
Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of
PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 1998 unless its term is extended or reduced by the General Partner. The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which were expected to address significant market opportunities.

     The General Partner has commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership as long as it continues to receive on behalf of the Partners (hereinafter defined) the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") from the sale
of  Neupogen    and  until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see note 5). Amgen is required to make CPR payments through the year 2005. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). The distribution of the CPR had no impact on the financial statements of the Partnership at the date of
distribution.    In  June 1995, the Partnership received its final CPR payment for income accrued as of March 31, 1995, but continues to receive CPR payments on account of, and for distribution to, the Partners.

                        PAINEWEBBER R&D PARTNERS, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 1 CONTINUED)
     All distributions to the Partners from the Partnership will initially be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

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

     For the six months ended June 30, 1996, the Partnership made no cash or security distributions. At June 30, 1996, the Partnership has made cash and security distributions since inception of $889 and $593 per Unit, respectively. The security distributions of $593 does not include the distribution of the CPR in April 1995.

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

     Marketable securities consist of a money market fund that is valued at market value. Marketable securities were not considered cash equivalents for the Statements of Cash Flows.

     Realized and unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

3.   RELATED PARTY TRANSACTIONS

     The Partnership's portfolio of a money market fund is managed by affiliates of PaineWebber Incorporated ("PWI").

     PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

4.   INCOME TAXES

     The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income or loss on their individual federal and state income tax returns.

5.     LEGAL PROCEEDING

       On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. In April 1996, the Court dismissed the action on the grounds that New York was an inconvenient
forum.    Accordingly, the Partnership refiled its claims in Delaware Superior
Court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital decreased from approximately $90,000 at December 31, 1995, to approximately $53,700 at June 30, 1996. The decrease resulted from a net loss of $57,000 offset by a contribution by the General Partner in the amount of approximately $20,700. In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnership.

     Liquid assets of the Partnership decreased from a balance of approximately $180,000 as of December 31, 1995, to approximately $102,000 as
of  June  30,  1996.    The  liquid  assets  will  be  used for the payment of
administrative costs related to the dissolution of the Partnership.

RESULTS OF OPERATIONS
     Three months ended June 30, 1996 compared to the three months ended June 30, 1995:

     The net loss for the quarter ended June 30, 1996, was approximately $26,000 compared to a net loss of $111,000 for the quarter ended June 30, 1995. Revenues for the quarter ended June 30, 1995, consisting primarily of income from product development projects, approximated $(65,000) as compared to $3,500 for the same period in 1996. As of March 31, 1995, the Partnership over-accrued the product development income due from Amgen by approximately $76,000. This amount was reversed against revenues for the quarter ended June 30, 1995. Expenses, consisting of general and administrative costs, were $30,000 for the quarter ended June 30, 1996, as compared to $46,000 for the
same  period  in  1995.    The  decrease  in  expenses  is attributable to the
decreased activity of the Partnership.

     Six months ended June 30, 1996 compared to the six months ended June 30, 1995:

      The net loss for the six months ended June 30, 1996, was $57,000 compared to net income of $982,000 for the same period in 1995. The unfavorable variance of $1,039,000 was due primarily to a decrease in revenues of $1,073,000 offset by a decrease in expenses of $34,000.

      Revenues for the six months ended June 30, 1995, were $1,080,000 consisting primarily of the product development income from Amgen relating to
sales  of  Neupogen    as compared to $7,000 for the six months ended June 30,
1996. Effective April 1, 1995, the Partnership distributed its rights to future payments from Amgen to its Partners. Therefore, no income from Amgen was recognized by the Partnership during the six months ended June 30, 1996.

      Expenses, consisting of general and administrative costs, were $63,000 and $97,000 for the six months ended June 30, 1996 and 1995. The decrease in expenses is reflective of the decreased activity of the Partnership.

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            ACTION AGAINST CENTOCOR, INC.

     Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and the Partnership's Form 10-Q for the quarter ended March 31, 1996. In July 1996, Centocor Inc.'s motion to dismiss or stay the Partnership's action was denied by the Delaware Superior Court.

            IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

      Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. The order entered by the Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a)     EXHIBITS:

                   None

            b)     REPORTS ON FORM 8-K:

                   On June 7, 1996, the Partnership filed a current report on Form 8-K relating to the resignation of the President of PaineWebber Development Corporation and PWDC Holding Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1996.

            PAINEWEBBER R&D PARTNERS, L.P.

            By:     PaineWebber Technologies, L.P.
                    (General Partner)

            By:     PWDC Holding Company
                    (General partner of the General Partner)

            By:
                    -------------------------------
                    James M. Voytko
                    Executive Vice President

            By:
                    --------------------------------
                    Pierce R. Smith
                    Principal Financial and Accounting Officer


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1996.

                     PAINEWEBBER R&D PARTNERS, L.P.


                     By:     PaineWebber Technologies, L.P.
                             (General Partner)

                     By:     PWDC Holding Company
                             (General partner of the General Partner)

                     By:     James M. Voytko/s/
                             --------------------------
                             James M. Voytko
                             Executive Vice President

                     By:     Pierce R. Smith/s/
                             --------------------------
                             Pierce R. Smith
                             Principal Financial and Accounting Officer

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.