Form 10-Q
period 1996-09-30
PAINEWEBBER R&D PARTNERS LP
filed 1996-11-14
CIK 770470

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                -------------------

                                  FORM 10-Q




        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1996
                                  or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934.
            For the transition period from ______ to ______



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


                               TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                             Page

Item 1.           Financial Statements
                  Statements of Financial Condition
                  (unaudited) at September 30, 1996 and               2
                  December 31, 1995

                  Statements of Operations
                  (unaudited) for the three months ended
                  September 30, 1996 and 1995                         3

                  Statements of Operations
                  (unaudited) for the nine months ended
                  September 30, 1996 and 1995                         3

                  Statement of Changes in Partners' Capital
                  (unaudited) for the nine months ended
                  September 30, 1996                                  4

                  Statements of Cash Flows
                  (unaudited) for the nine months ended
                  September 30, 1996 and 1995                         5

                  Notes to Financial Statements
                  (unaudited)                                        6-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of                 10
                  Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                  11

Item 6.           Exhibits and Reports on Form 8-K                   11

                  Signatures                                         12



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   PAINEWEBBER R&D PARTNERS, L.P.
   (a Delaware Limited Partnership)

   Statements of Financial Condition
   (unaudited)



                                                       September 30,         December 31,
                                                                 1996                 1995
-------------------------------------------------------------------------------------------
   Assets:

      Cash                                              $       25,215        $      74,542

      Marketable securities, at market value                    33,914              105,814

      Interest receivable                                            -                  581

      Royalty income receivable                                  3,236                1,500
                                                        ---------------       --------------

   Total assets                                         $       62,365        $     182,437
                                                        ===============       ==============


   Liabilities and partners' capital:

      Accrued liabilities                               $       52,255        $      92,372

      Partners' capital                                         10,110               90,065
                                                        ---------------       --------------

   Total liabilities and partners' capital              $       62,365        $     182,437
                                                        ===============       ==============
--------------------------------------------------------------------------------------------

   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS, L.P.
   (a Delaware Limited Partnership)

   Statements of Operations
   (unaudited)


   For the three months ended September 30,                         1996                1995
---------------------------------------------------------------------------------------------
   Revenues:
      Interest income                                      $         814       $       5,183
      Income from product development projects                     1,736               1,100
                                                           --------------      --------------
                                                                   2,550               6,283
                                                           --------------      --------------

   Expenses:
      General and administrative costs                            46,108              81,485
                                                           --------------      --------------


   Net loss                                                $     (43,558)      $     (75,202)
                                                           ==============      ==============

   Net loss per partnership unit:
      Limited partners (based on 37,799 units)             $       (1.14)      $       (1.97)
      General partner                                      $     (435.58)      $     (752.02)
---------------------------------------------------------------------------------------------


   For the nine months ended September 30,                          1996                1995
---------------------------------------------------------------------------------------------
   Revenues:
      Interest income                                      $       4,015       $      22,941
      Income from product development projects                     4,764           1,073,416
      Realized loss on sale of marketable
       securities                                                      -             (10,456)
                                                           --------------      --------------
                                                                   8,779           1,085,901
                                                           --------------      --------------

   Expenses:
      General and administrative costs                           109,447             178,945
                                                           --------------      --------------

   Net income (loss)                                       $    (100,668)      $     906,956
                                                           ==============      ==============

   Net income (loss) per partnership unit:
      Limited partners (based on 37,799 units)             $       (2.64)      $       23.75
      General partner                                      $   (1,006.68)      $    9,069.56
   ------------------------------------------------------------------------------------------

   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS, L.P.
   (a Delaware Limited Partnership)

   Statement of Changes in Partners' Capital
   (unaudited)


                                                                   Limited            General
   For the nine months ended September 30, 1996                    Partners           Partner           Total
---------------------------------------------------------------------------------------------------------------

   Balance at January 1, 1996                             $         109,899     $     (19,834)    $     90,065

   Net loss                                                         (99,661)           (1,007)        (100,668)
   Partner contribution                                                   -            20,713           20,713
                                                          ------------------    ---------------   -------------

   Balance at September 30, 1996                          $           10,238     $        (128)   $     10,110
---------------------------------------------------------------------------------------------------------------

   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS, L.P.
   (a Delaware Limited Partnership)

   Statements of Cash Flows
   (unaudited)



   For the nine months ended September 30,                            1996                  1995
-------------------------------------------------------------------------------------------------

   Cash flows from operating activities:
   Net income (loss)                                      $       (100,668)     $         906,956

   Decrease (increase)  in operating assets:
     Marketable securities                                          71,900                376,616
     Interest receivable                                               581                    739
     Royalty income receivable                                      (1,736)             1,329,700

   Decrease in operating liabilities:
     Accrued liabilities                                           (40,117)               (85,214)
                                                          -----------------     ------------------

   Cash (used for) provided by operating activities                (70,040)             2,528,797
                                                          -----------------     ------------------

   Cash flows from financing activities:
     Contribution by partner                                        20,713                      -
     Distributions to partners                                           -             (2,481,752)
                                                          -----------------     ------------------
   Cash provided by (used for) financing activities                 20,713             (2,481,752)
                                                          -----------------     ------------------

   (Decrease) increase in cash                                     (49,327)                47,045

   Cash at beginning of period                                      74,542                 25,667
                                                          -----------------     ------------------
   Cash at end of period                                  $         25,215             $   72,712
                                                          =================     ==================
--------------------------------------------------------------------------------------------------

   Supplemental disclosure of cash flow information:
   The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1996 and 1995.
-------------------------------------------------------------------------------
   See notes to financial statements.

                             PAINEWEBBER R&D PARTNERS, L.P.
                            (a Delaware Limited Partnership)

                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)



1. ORGANIZATION AND BUSINESS

   The  financial  information as of and for the periods ended September 30,
1996 and 1995 is  unaudited.   However,  in  the opinion of management of
PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995 and the previously issued quarterly reports for the quarters ended March 31, 1996 and June 30, 1996.

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

   The General Partner has commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership as long as it continues to receive on behalf of the Partners (hereinafter defined) the contingent payment rights ("CPR") due from Amgen, Inc. ("Amgen") from the sale of Neupogen<reg-trade-mark> and until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see note 5). Amgen is required to make CPR payments through the year 2005. On April 21, 1995, the Partnership distributed the CPR to its General Partner and limited partners (the "Limited Partners"; together with the General Partner, the "Partners"). The distribution of the CPR had no impact on the financial statements of the Partnership at the date of distribution. In June 1995, the Partnership received its final CPR payment for income accrued as of March 31, 1995, but continues to receive CPR payments on account of, and for distribution to, the Partners. The General Partner has been advised that on September 17, 1996, a third-party commenced a tender offer for the CPR's at a price of $420 per CPR unit.

                             PAINEWEBBER R&D PARTNERS, L.P.
                            (a Delaware Limited Partnership)

                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)




(Note 1 Continued)

   All distributions to the Partners from the Partnership will initially be
made   pro   rata   in  accordance  with  their  respective  net  capital
contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                       Limited Partners     General Partner
                                                                       ----------------    ----------------

I.             Until the value of the aggregate distributions for
               each limited partnership unit ("Unit") equals $1,850
               plus interest on such amount accrued at 5% per annum,
               compounded annually ("Contribution Payout")               99%                 1%

II.            After Contribution Payout and until the value of the
               aggregate distributions for each Unit equals $9,250       80%                 20%
               ("Final Payout")........................

III.           After Final Payout......................                  75%                 25%


   For the nine months ended Septemer 30, 1996, the Partnership made no cash or security distributions. At September 30, 1996, the Partnership has made cash and security distributions since inception of $889 and $593 per Unit, respectively. The security distributions of $593 do not include the distribution of the CPR in April 1995.

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

Page 8
                             PAINEWEBBER R&D PARTNERS, L.P.
                            (a Delaware Limited Partnership)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital decreased from approximately $90,000 at December 31, 1995, to approximately $10,000 at September 30, 1996. The decrease resulted from a net loss of $100,700 offset by a contribution by the General Partner in the amount of approximately $20,700. In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnership.

   Liquid assets of the Partnership decreased from a balance of approximately $180,000 as of December 31, 1995, to approximately $59,000 as of September 30, 1996. The liquid assets will be used for the payment of administrative costs related to the dissolution of the Partnership.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995:

   The net loss for the quarter ended September 30, 1996, was approximately $43,600 compared to a net loss of $75,200 for the quarter ended September 30,
1995.  Revenues  for the  two quarters  ended  September  30, 1996   and  1995
consisted of income from product development projects and interest income. Expenses, consisting of general and administrative costs, were $46,100 for the quarter ended September 30, 1996, as compared to $81,500 for the same period in 1995. The decrease in expenses is attributable to the decreased activity of the Partnership.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995:

   The net loss for the nine months ended September 30, 1996, was $100,700 compared to net income of $907,000 for the same period in 1995. The unfavorable variance of $1,007,700 was due primarily to a decrease in revenues of $1,077,200 offset by a decrease in expenses of $69,500.

   Revenues for the nine months ended September 30, 1995, were $1,085,900 consisting primarily of the product development income from Amgen relating to sales of Neupogen<reg-trade-mark> as compared to $8,700 for the nine months ended September 30, 1996. Effective April 1, 1995, the Partnership distributed its rights to future payments from Amgen to its Partners. Therefore, no income from Amgen was recognized by the Partnership during the nine months ended September 30, 1996.

   Expenses, consisting of general and administrative costs, were $109,400 and $178,900 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in expenses is reflective of the decreased activity of the Partnership.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        ACTION AGAINST CENTOCOR, INC.

           Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and the Partnership's Forms 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

        IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

           Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1996. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement commenced on October 25, 1996, and is scheduled to continue in November 1996.

        ACTION ENTITLED ABBATE V. PAINEWEBBER INC.

        Information  regarding  this  action  filed  in  Sacremento, California
        Superior  Court  against  PWI  and  various  affiliated  entities   was
        disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. In September, the California Superior Court dismissed many of the plaintiffs claims as barred by the applicable statutes of limitation. In June, 1996, additional complaints, similar to ABBATE VS. PAINEWEBBER INC. but involving fewer plaintiffs, have been filed in Sacramento, San Diego and Arizona. Certain of these complaints have been dismissed with prejudice while others remain pending.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        a)      Exhibits:
                None

        b)      REPORTS ON FORM 8-K:

                On October 1, 1996, the Partnership filed a current report on Form 8-K relating to the election of a President of PaineWebber Development Corporation and PWDC Holding Company.

                                  SIGNATURES




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996

                  PAINEWEBBER R&D PARTNERS, L.P.



               By:           PaineWebber Technologies, L.P.
                             (General Partner)


               By:           PWDC Holding Company
                             (general partner of the General Partner)



               By:           /s/ Dhananjay M. Pai
                             Dhananjay M. Pai
                             President



               By:           /s/ Pierce P. Smith
                             Pierce R. Smith
                             Principal Financial and Accounting Officer


  *The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996.


PAINEWEBBER R&D PARTNERS, L.P.



By:           PaineWebber Technologies, L.P.
              (General Partner)


By:           PWDC Holding Company
              (general partner of the General Partner)



By:           /s/Dhananjay M. Pai
              Dhananjay M. Pai
              President



By:           /s/Pierce R. Smith
              Pierce R. Smith
              Principal Financial and Accounting Officer



*The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.