Form 10-K
period 1996-12-31
PAINEWEBBER R&D PARTNERS LP
filed 1997-03-31
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                           ---------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange on
  Title of each class                                 which registered
  -------------------                                 ----------------
        None                                                None

                           ---------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Limited Partnership Units

      No voting stock has been issued by the Registrant. Neither a public nor other market exists for the Units, and no such market is expected to develop, therefore there was no quoted market price for the 37,799 Units.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----    -----

                           ---------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                                     PART I
ITEM 1.    BUSINESS.
-------    ---------

       PaineWebber R&D Partners, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership that commenced operations on March 6, 1986. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies, which were expected to address significant market opportunities. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner.

       On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets. The General Partner does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved. On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful. See Item 3, Legal Proceedings - "Action Against Centocor, Inc.", for a discussion on the current status of the action. On April 1, 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners," together with the General Partner, the "Partners"), but continued to receive CPR payments on account of, and for payment to, the Partners. In 1996, a third party, not affiliated with the Partnership, initiated a tender offer for the CPR at a price of $420 per CPR. As of March 1, 1997, holders of 9,154 CPR (representing approximately 24.2% of the total CPR) tendered their CPR interests to such third party. In December 1996, the Partnership and Amgen entered into a Consent Agreement permitting PWDC to assume the ongoing responsibility for receiving the CPR payments and making the corresponding payments to the Partners. At December 31, 1996, the Partnership's assets consisted of cash and royalty income receivable. During 1996, the Partnership was not engaged in any Projects, nor will it do so in the future.

       At a meeting of the Board of Directors of PWDC (the "Board") in January 1997, the Board adopted the Policy Regarding Requests for Partner Lists attached as Exhibit B.

PARTNERSHIP MANAGEMENT

       The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation and dissolution of the Partnership. Under the Management Contract, the Manager was entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994, the Manager elected to discontinue charging a management fee to the Partnership.

DISTRIBUTIONS

       All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by Limited Partners and the General Partner, respectively:

(ITEM 1 CONTINUED)


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


       As of December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR since April 1995.


OTHER
       At December 31, 1996, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is in dissolution and was engaged in one primary business segment, the management of investments in technology products and companies.


ITEM 2.    PROPERTIES.
-------    -----------

       The Partnership does not own or lease any office, manufacturing or laboratory facilities.


ITEM 3.    LEGAL PROCEEDINGS.
-------    ------------------

IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION
-------------------------------------------------
       As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1995, PaineWebber Technologies, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates relating to PWI's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement and plan of allocation was signed in July 1996 and submitted to the United States District Court for the Southern District of New York (the "Court") for its approval. Under that settlement, PWI agreed to pay the class $125 million (which had previously been deposited in escrow with the Court when the memorandum of understanding was signed) and certain additional consideration. The additional consideration included the assignment of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the Court approved the settlement as fair and reasonable.

      In February 1996, approximately 150 plaintiffs filed an action entitled ABBATE V. PAINEWEBBER INC. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the ABBATE action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of the ABBATE plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.


ACTION AGAINST CENTOCOR, INC.
-----------------------------

      In July 1995, the Partnership commenced an action in the Supreme Court of the State of New York against Centocor arising out of Centocor's July 1992 transaction with Lilly. In April 1996, the court granted Centocor's motion to dismiss the action on the grounds that New York was an inconvenient forum. Accordingly, the Partnership refiled its claims in Delaware Superior Court.

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

      The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The complaint seeks damages, interest and expenses. Centocor has taken the positions that: it is not obligated to make any further payments to former limited partners of CP II, and the Partnership is not a proper Class representative. This action is presently scheduled for trial in November 1997.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.
-------    ----------------------------------  -----------------

      None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ----------------------------------------------------------------------

       There is no existing public market for the Units, and no such market is expected to develop. Effective February 1995, the General Partner discontinued the right of Limited Partners to transfer Units, except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. Effective February 1997, the General Partner has lifted the restriction on Unit transferability. As of December 31, 1996, there were 6,929 limited partners.

       The Partnership distributed to its Partners, when available, the net proceeds, if any, from royalty distributions, interest payments on portfolio securities, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that were necessary for the operation and dissolution of the Partnership. The Partnership made no cash or security distributions for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, the Partnership distributed to its Partners $2,481,752 ($65 per Unit; $24,818 to the general partnership interest) and $6,185,290 ($162 per Unit; $61,853 to the general partnership interest), respectively.


ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

      See the "Selected Financial Data (Unaudited)" on Page F-2 in this filing.


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

LIQUIDITY AND CAPITAL RESOURCES

       Partners' capital approximated $90,000 at December 31, 1995 compared to a deficit of approximately $14,000 at December 31, 1996. The reduction in partners' capital (deficit) was a result of a net loss of $125,000 (as discussed in Results of Operations below) offset by a capital contribution of $21,000. In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnership.

       Liquid assets at December 31, 1996 were $22,000 compared to $180,000 at December 31, 1995. The decrease is primarily due to payment of general and administrative expenses offset by the General Partner contribution. In the furure, the General Partner does not anticipate earning sufficient cash flow to meet working capital requirements. Therefore, the General Partner will make capital contributions to the Partnership to fund working capital deficits until such time as the Partnership is terminated.

RESULTS OF OPERATIONS

      Year ended December 31, 1996 compared to the year ended December 31, 1995:
      --------------------------------------------------------------------------


      For the year ended December 31, 1996 the Partnership recognized a net loss of $0.1 million as compared to net income of $0.9 million for the year ended December 31, 1995. The decrease of $1.0 million resulted from a decrease in income from product development projects of $1.1 million offset by a decrease in expenses of $0.1 million. In 1995, income from product development projects of $1.1 million consisted primarily of income received from Amgen with respect to the CPR. On April 1, 1995, the Partnership distributed to its Partners the CPR, which constituted rights to receive future income from Amgen. The Partnership received its final CPR payment in 1995 attributable to the quarter ended March 31, 1995. The decrease in expenses from $0.2 million in 1995 to $0.1 million in 1996 is reflective of the decreased activity of the Partnership resulting from its plan of dissolution.

(ITEM 7 CONTINUED)

      Year ended December 31, 1995 compared to the year ended December 31, 1994:
      --------------------------------------------------------------------------

      Net income for the year ended December 31, 1995 was $0.9 million compared to net income of $4.3 million for the year ended December 31, 1994, a decrease of $3.4 million resulting from the dissolution of the Partnership including the satisfaction of Partnership liabilities.

      Revenues for the year ended December 31, 1995 were $1.1 million compared to $4.6 million for the same period in 1994. Revenues consisted primarily of income accrued or received from Amgen with respect to the CPR. In 1995, revenues from Amgen decreased by $3.9 million from 1994. Effective April 1, 1995, the Partnership distributed to its Partners the CPR, which constituted the rights to receive future income from Amgen. The Partnership received its final CPR payment in June 1995 attributable to the first quarter of 1995. In 1994, the Partnership recognized a loss of $0.4 million resulting from the exchange of its investment in DAVID Systems, Inc. ("DSI") pursuant to the terms of a merger between DSI and Chipcom Corporation. Expenses for the Partnership consisted solely of general and administrative costs of $0.3 million for 1995 and 1994.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------

      The information in response to this item may be found under the following captions included in this filing on Form 10-K:

Report of Independent Auditors (F-4)
Statements of Financial Conditions (Page F-5)
Statements of Operations (Page F-6)
Statements of Changes in Partners' Capital (Page F-6)
Statements of Cash Flows (Page F-7)
Notes to Financial Statements (Pages F-8 to F-11)


ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------   ---------------------------------------------------

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

       The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC at December 31, 1996.


                   Name              Age         Position and Date Appointed
                   ----              ---         ---------------------------

Directors (1)
     Dhananjay M. Pai                34          Director since December 1996
     Gerald F. Goertz, Jr.           39          Director since April 1995
     Pierce R. Smith                 53          Director since June 1993 (3)

Executive Officers (2)
     Dhananjay M. Pai                34          President since December 1996
     Pierce R. Smith                 53          Treasurer since August 1988 (3)
     Dorothy F. Haughey              72          Secretary since July 1985

       The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

       (1) Mr. Pai was appointed to this position at PWDC Holding Company in December 1996; Mr. Smith was appointed to this position at PWDC Holding Company in September 1993; Mr. Goertz was appointed to this position at PWDC Holding Company in April 1995.

       (2) Mr. Pai was appointed to this position at PWDC Holding Company in December 1996; Mr. Smith and Ms. Haughey were appointed to these positions at PWDC Holding Company in December 1991.

       (3) Mr. Smith resigned these positions in PWDC and PWDC Holding Company in February 1997 and was replaced by William J. Nolan. Mr. Nolan is a Managing Director in the Treasury Division of PWI.

(ITEM 10 CONTINUED)


DIRECTORS

       MR. PAI is a Managing  Director  of PWI.  Before  joining  the  Principal
Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or Officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

       MR. GOERTZ is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.

       MR. SMITH was Treasurer of PWG and Executive Vice President and Treasurer of PWI. Mr. Smith joined PWG in 1987. From 1982 to 1987, Mr. Smith was Senior Vice President and Treasurer for Norwest Corporation, a multibank holding company in Minneapolis. From 1980 to 1982, Mr. Smith was Vice President of the Treasury Department for Mellon Bank in Pittsburgh and from 1973 to 1980 was Vice President for various subsidiaries of Commercial Credit Company. Mr. Smith received a Bachelor of Science degree in Electrical Engineering from Yale University and a Master's degree in Business Administration from Stanford University. He also served as a lieutenant in the United States Coast Guard.

(Item 10 continued)

Executive Officers

       MR. PAI, President, see "Directors" above.

       MR. SMITH, Treasurer, see "Directors" above.

       MS. HAUGHEY, Secretary, joined PWI in 1962.  She is the Secretary of PWI.

ITEM 11.   EXECUTIVE COMPENSATION.
--------   -----------------------


       No compensation was paid to executive officers of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1994, the Manager elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-11 included in this filing on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------   ---------------------------------------------------------------

       The table below lists all investors who are known to be beneficial owners at March 1, 1997 of more than five percent of the Registrant's Units.


Class           Name and Address                  Amount        Percent of Class
-----           ----------------                  ------        ----------------
Limited         Lincoln National Life          2,875 Units            7.61%
Partnership     Insurance Company
Units           Fort Wayne, IN  46801-0214


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------   -----------------------------------------------

       Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-11 included in this filing on Form 10-K.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.
--------   -------------------------------------------------------------------

       The following documents are filed as part of the filing on Form 10-K.

FINANCIAL STATEMENTS

       The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.

              Report of Independent Auditors (Page F-4)
              Statements of Financial Condition (Page F-5)
              Statements of Operations (Page F-6)
              Statements of Changes in Partners' Capital (Page F-6) Statements of Cash Flows (Page F-7)
              Notes to Financial Statements (Pages F-8 to F-11)


REPORTS ON FORM 8-K

       On October 1, 1996, the Partnership filed a current report on Form 8-K relating to the election of a President of Paine Webber Development Corporation and PWDC Holding Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1997.


                  PAINEWEBBER R&D PARTNERS, L.P.

                  By:  PaineWebber Technologies, L.P.
                       (General Partner)

                  By:  PWDC Holding Company
                       (General partner of the General Partner)


                  By:  Dhananjay M. Pai /s/
                       --------------------------------
                       Dhananjay M. Pai
                       President and Principal Executive Officer


                  By:  William J. Nolan /s/
                       --------------------------------
                       William J. Nolan
                       Principal Financial and Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1997.

                  Dhananjay M. Pai /s/
                  ---------------------------------
                  Dhananjay M. Pai
                  President (principal executive officer) and Director


                  William J. Nolan /s/
                  ---------------------------------
                  William J. Nolan
                  Principal Financial and Accounting Officer and Director


                  Gerald F. Goertz, Jr. /s/
                  ---------------------------------
                  Gerald F. Goertz, Jr.
                  Director



* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         Index to Financial Statements


Description                                                                 Page
-----------                                                                 ----
Index to Financial Statements                                               F-1
Selected Financial Data (Unaudited)                                         F-2
Quarterly Financial Information (Unaudited)                                 F-3
Report of Independent Auditors                                              F-4
Statements of Financial Condition, at December 31, 1996 and 1995            F-5
Statements of Operations, for the years ended December 31, 1996, 1995 and 1994
                                                                            F-6
Statements of Changes in Partners' Capital, for the years ended
  December 31, 1996, 1995 and 1994
                                                                            F-6
Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994
                                                                            F-7
Notes to Financial Statements                                               F-8 to F-11





All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)


Selected Financial Data (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                                1996              1995             1994             1993             1992

------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                         $    14,339       $ 1,092,017      $ 4,569,297      $ 7,297,680      $ 8,423,202

   Net income (loss)                                $  (124,705)      $   842,826      $ 4,293,920      $ 3,954,638      $ 7,409,758

Net income (loss) per partnership unit:

   Limited partners (A)                             $     (2.91)      $     22.07      $    112.46      $    103.58      $    194.07

   General partner                                  $(14,806.00)      $  8,428.26      $ 42,939.20      $ 39,546.38      $ 74,097.58

Financial Condition:

   Total assets                                     $    24,834       $   182,437      $ 1,884,535      $ 3,717,440      $ 8,178,175

   Partners' capital (deficit)                      $   (13,927)      $    90,065      $ 1,728,991      $ 3,620,361      $ 8,080,774

   Distributions to partners                        $      --         $ 2,481,752      $ 6,185,290      $ 8,415,051      $ 7,890,446


------------------------------------------------------------------------------------------------------------------------------------

(A) Based on 37,799 partnership units.

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                                                             Net Income (Loss)
                                                  Net Income              Per Partnership Unit (A)
                           Revenues                (Loss)          Limited Partners      General Partner
---------------------------------------------------------------------------------------------------------
Calendar 1996

4th Quarter              $     5,561           $   (24,037)          $   (0.28)       $  (13,799.32)

3rd Quarter                    2,550               (43,558)              (1.14)             (435.58)

2nd Quarter                    3,510               (26,004)              (0.68)             (260.04)

1st Quarter                    2,718               (31,106)              (0.81)             (311.06)

---------------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter              $     6,116           $   (64,130)          $   (1.68)       $     (641.30)

3rd Quarter                    6,283               (75,202)              (1.97)             (752.02)

2nd Quarter                  (64,864)             (110,917)              (2.91)           (1,109.17)

1st Quarter                1,144,482             1,093,075               28.63            10,930.75

---------------------------------------------------------------------------------------------------------

Calendar 1994

4th Quarter              $ 1,634,691           $ 1,542,254           $   40.38        $   15,422.54

3rd Quarter                1,315,022             1,268,596               33.23            12,685.96

2nd Quarter                1,319,643             1,210,365               31.71            12,103.65

1st Quarter (B)              299,941               272,705                7.14             2,727.05

---------------------------------------------------------------------------------------------------------

(A) Based on 37,799  limited  partnership  units  and a 1%  general  partnership interest.
(B) Revenues have been restated from the amount reported at March 31, 1994.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Ernst & Young, LLP /s/
------------------------------
Ernst & Young, LLP



New York, New York
March 21, 1997

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)



Statements of Financial Condition
--------------------------------------------------------------------------------
                                                   December 31,     December 31,
                                                       1996             1995
--------------------------------------------------------------------------------

Assets:

       Cash                                          $ 22,634         $ 74,542

       Marketable securities, at market value             --           105,814

       Interest receivable                                --               581

       Royalty income receivable                        2,200            1,500
                                                     --------         --------

Total assets                                         $ 24,834         $182,437
                                                     ========         ========

--------------------------------------------------------------------------------


Liabilities and partners' capital:

       Accrued liabilities                           $ 38,761         $ 92,372

       Partners' capital (deficit)                    (13,927)          90,065
                                                     --------         --------

Total liabilities and partners' capital (deficit)    $ 24,834         $182,437
                                                     ========         ========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Operations


-----------------------------------------------------------------------------------------------------------
For the years ended December 31,                                 1996             1995             1994
-----------------------------------------------------------------------------------------------------------
Revenues:
       Interest income                                       $     4,602      $    26,706      $    39,390
       Income from product development projects                    9,737        1,075,767        4,976,776
       Unrealized  depreciation  of marketable
         securities                                                 --               --            (61,454)
       Realized loss on sale of marketable
         securities                                                 --            (10,456)            --
       Realized loss on sale of investment                          --               --           (385,415)
                                                             -----------      -----------      -----------
                                                                  14,339        1,092,017        4,569,297
                                                             -----------      -----------      -----------

Expenses:
       General and administrative costs                          139,044          249,191          275,377
                                                             -----------      -----------      -----------

Net income (loss)                                            $  (124,705)     $   842,826      $ 4,293,920
                                                             ===========      ===========      ===========

Net income (loss) per partnership unit:
       Limited partners (based on 37,799 units)              $     (2.91)     $     22.07      $    112.46
       General partner                                       $(14,806.00)     $  8,428.26      $ 42,939.20

-----------------------------------------------------------------------------------------------------------
See notes to financial statements

STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL  (DEFICIT)  Years ended December 31,
1996, 1995 and 1994

-----------------------------------------------------------------------------------------------------------
                                                               Limited           General
                                                               Partners          Partner           Total
-----------------------------------------------------------------------------------------------------------

Balance at January 1, 1994                                   $ 3,604,891      $    15,470      $ 3,620,361

Net income                                                     4,250,981           42,939        4,293,920
Cash distributions to partners                                (6,123,437)         (61,853)      (6,185,290)
                                                             -----------      -----------      -----------

Balance at December 31, 1994                                   1,732,435           (3,444)       1,728,991

Net income                                                       834,398            8,428          842,826
Cash distributions to partners                                (2,456,934)         (24,818)      (2,481,752)
                                                             -----------      -----------      -----------

Balance at December 31, 1995                                     109,899          (19,834)          90,065

Net loss                                                        (109,899)         (14,806)        (124,705)
Capital contribution                                                --             20,713           20,713
                                                             -----------      -----------      -----------
Balance at December 31, 1996                                 $      --        $   (13,927)     $   (13,927)
                                                             ===========      ===========      ===========

-----------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
For the years ended December 31,                             1996             1995            1994
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                       $  (124,705)     $   842,826      $ 4,293,920

Adjustments  to  reconcile  net income to cash (used for)  provided by operating activities:
   Unrealized depreciation of marketable securities            --               --             61,454
   Realized loss on sale of investment                         --               --            385,415

Decrease (increase) in operating assets:
  Marketable securities                                     105,814          420,688          947,265
  Investments                                                  --               --            364,585
  Interest receivable                                           581              985            3,315
  Royalty income receivable                                    (700)       1,329,300         (147,304)

(Decrease) increase in accrued liabilities                  (53,611)         (63,172)          58,465
                                                        -----------      -----------      -----------

Cash (used for) provided by operating activities            (72,621)       2,530,627        5,967,115
                                                        -----------      -----------      -----------

Cash flows from financing activities:
  Partner contribution                                       20,713             --               --
  Distributions to partners                                    --         (2,481,752)      (6,185,290)
                                                        -----------      -----------      -----------
Cash provided by (used for) financing activities             20,713       (2,481,752)      (6,185,290)
                                                        -----------      -----------      -----------


(Decrease) increase in cash                                 (51,908)          48,875         (218,175)

Cash at beginning of year                                    74,542           25,667          243,842
                                                        -----------      -----------      -----------

Cash at end of year                                     $    22,634      $    74,542      $    25,667
                                                        ===========      ===========      ===========


-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1996, 1995 and 1994.
-----------------------------------------------------------------------------------------------------
See notes to financial statements.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION AND BUSINESS

       PaineWebber R&D Partners, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on March 6, 1986 with a total of $62.1 million available for investment. PWDC Holding Company is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 1998 unless its term is extended or reduced by the General Partner. The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which were expected to address significant market opportunities.

       The  General   Partner  has  commenced   with  the   dissolution  of  the
Partnership's assets but does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see Note 6). On April 1, 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners", together with the General Partner, the "Partners"), but continued to receive CPR payments on account of, and for payment to, the Partners. Such continuing CPR payments are no longer available to pay expenses of the Partnership. In December 1996, the Partnership and Amgen entered into a Consent Agreement permitting PWDC to assume the ongoing responsibility for receiving the CPR payments and making the corresponding payments to the Partners.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE 1 CONTINUED)

       All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                                             Limited      General
                                                                             Partners     Partner
                                                                             --------     -------
I.    Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5% per annum, compounded annually ("Contribution
      Payout")................................................................  99%           1%

II.   After Contribution Payout and until the value of the aggregate
      distributions for each Unit equals $9,250 ("Final Payout")..............  80%          20%

III.  After Final Payout......................................................  75%.         25%


       For the year ended December 31, 1996, the Partnership made no cash or security distributions. As of December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR since April 1995.

       In March 1996, the General Partner restored its deficit capital account balance as of December 31, 1995, to appropriately reflect a 1% investment in the Partnership.



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The  financial  statements  are  prepared in  conformity  with  generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



3.     INVESTMENTS

       At December 31, 1994, the Partnership had an investment of 9,000,000 shares of Applied Diagnostics, Inc. (a subsidiary of Teknowledge Corporation ("Teknowledge") formerly Cimflex Teknowledge Corporation) Series A Convertible Preferred Stock with a carrying value of zero. As of December 31, 1995, the Partnership had been advised of the dissolution of Applied Diagnostics, Inc. The Partnership received no distributions as a result of the dissolution. In addition, the Partnership had one warrant to purchase 1,050,000 shares of Teknowledge common stock with an exercise price of $3.83 which expired in September 1995. The warrant was carried at a cost basis of zero.

       In August 1994, the merger of DAVID Systems, Inc. ("DSI") into Chipcom Corporation ("Chipcom") was approved at a special meeting of shareholders. According to the terms of the merger, the Partnership exchanged its DSI preferred stock with a carrying value as of December 31, 1993 of $750,000 for cash in the amount of $364,585 resulting in the recognition of a loss of $385,415 for the year ended December 31, 1994 in the accompanying Statements of Operations.



4.     RELATED PARTY TRANSACTIONS

       The money market fund invested in by the Partnership is managed by affiliates of PaineWebber Incorporated ("PWI").

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

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS




6.   LEGAL PROCEEDING

       In July 1995, the Partnership commenced an action in the Supreme Court of the State of New York (the "Court") against Centocor arising out of Centocor's July 1992 transactions with Lilly. In April 1996, the Court granted Centocor's motion to dismiss the action on the grounds that New York was an inconvenient forum. Accordingly, the Partnership refiled its claims in Delaware Superior Court.

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

       In July 1992, Centocor entered into a set of agreements with Eli Lilly & Company ("Lilly") for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin. Pursuant to those agreements, Lilly paid Centocor a total of $100 million, and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to CentoRx (now ReoPro), another Centocor drug.

       The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The complaint seeks damages, interest and expenses. Centocor has taken the positions that: it is not obligated to make any further payments to former limited partners of CP II; and the Partnership is not a proper Class representative. This action is presently scheduled for trial in November 1997.

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

Exhibit A

PaineWebber R&D Partners, L.P.                                Annual Report 1996
--------------------------------------------------------------------------------

LETTER TO LIMITED PARTNERS

To Our Limited Partners:

PaineWebber R&D Partners, L.P. ("R&D Partners" or the "Partnership") commenced the dissolution of the Partnership in October 1994.

In December 1996, R&D Partners and Amgen Inc. ("Amgen") entered into a Consent Agreement (the "Agreement") permitting PaineWebber Development Corporation, the corporate general partner of R&D Partners, to assume the ongoing obligations for the distribution of quarterly cash payments arising from the Amgen Contingent Payment Rights ("CPRs"). As a result of this Agreement, PWDC will make quarterly payments to limited partners holding Amgen CPRs which are derived from Amgen's product sales of the drug Neupogen(R) through the year 2005. Neupogen is currently approved for the following indications: febrile neutropenia, bone marrow transplantation, severe chronic neutropenia, and peripheral blood stem cell treatment and is currently being evaluated in Phase III clinical trials for other indications.

The ongoing litigation involving R&D Partners and Centocor, Inc. ("Centocor") prevents the Partnership from terminating.

In July 1995, R&D Partners commenced an action against Centocor, arising out of Centocor's transaction with Eli Lilly & Co. ("Lilly"). Centocor entered into a set of agreements with Lilly in 1992 for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, a Centocor drug. R&D Partners claims that former limited partners of Centocor Partners II whose interests were purchased by Centocor in 1992, including R&D Partners, are entitled to a percentage of the payments that Lilly made to Centocor pursuant to those agreements. R&D Partners' action is presently scheduled for trial in November 1997. There can be no assurance of the outcome of this matter.

To date, for every $3,700 investment in R&D Partners,(1) limited partners have received $2,190(2) in cash distributions including $279 received during 1996. In addition, limited partners have had the opportunity to realize significant value from distributed warrants. Limited partners received warrants to purchase 96 shares of Amgen common stock at a price of $8.20 per share through June 1992 and at a price of $9.03 through June 1994. The available gain from the Amgen warrants ranged from $713 to $6,725 for each $3,700 investment in R&D Partners. Limited partners also received warrants to purchase 24 shares of Centocor common stock at a price of $18.995 per share through November 1991 and at a price of $21.495 per share from December 1991 through November 1993. The available gain from the Centocor warrants ranged from $474 to $990 for each $3,700 investment in R&D Partners. R&D Partners has distributed or liquidated all outstanding warrants or equity securities to its limited partners.

R&D Partners was formed in 1986 and invested in a portfolio of eight product development programs. Six of those programs were either terminated or concluded by the end of 1993. Please refer to prior R&D Partners Annual Reports for a detailed history of the Partnership's investments.

Thank you for your continued interest in R&D Partners.

Sincerely,

Robin Stanley
Vice President
PaineWebber Development Corporation

-----------------

(1) R&D Partners was sold in $2,500 units of which $1,850 was invested in R&D Partners and $650 was invested in zero coupon bonds. The minimum investment was $5,000, or two units, of which $3,700 was invested in R&D Partners.


(2) The amount of $2,190 includes cash distributed in connection with the CPRs since September 1995 of $412 per $3,700 investment in R&D Partners.

Exhibit B                PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)


                  POLICY REGARDING REQUESTS FOR PARTNER LISTS
                  -------------------------------------------



       In accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"), and without limiting its rights under the Partnership Agreement or the Act, as each may be amended from time to time, the General Partner of the Partnership has established standards applicable to requests for lists of Limited Partners. These standards have been established in order to assure (1) that the lists are not used for an improper or inappropriate purpose or in any way that might be detrimental to the Partnership or the Limited Partners; (2) that the Limited Partners have sufficient information and opportunity to decide how they should react in response to any solicitation or other communication addressed to them; and (3) that the Partnership and the Limited Partners do not face an increased risk of adverse tax consequences as a direct or indirect result of any such solicitation or communication.

       The General Partner requires any request to be made in writing by a record holder of limited partner interests with standing to request the list, to comply strictly with all applicable requirements of law and the Partnership Agreement, to state the purpose for which the request is made with sufficient specificity to enable the General Partner to make the determinations specified above, and to include an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to hold the list in strict confidence, and not to give any information derived from the list to any third party for any purpose whatsoever, (2) to reimburse the Partnership for costs incurred in connection with the request and for a list, including confirming compliance with the undertakings required hereby and (3) to submit to the jurisdiction of the courts of the State of Delaware in any dispute arising in connection with such request and to appoint and maintain RL&F Service Corp., One Rodney Square, Tenth Floor, Wilmington, New Castle County, Delaware 19801 (whose reasonable fees and expenses will be paid by the Partnership) as such person's or entity's agent in the State of Delaware for acceptance of legal process in connection therewith. In addition, in the case of requests made for the purpose of soliciting tenders of the Limited Partners' interests or units in the Partnership or soliciting proxies or consents from Limited Partners or facilitating, assisting or supporting any such solicitation, the General Partner will, if and to the extent required by applicable law and the Partnership Agreement, make lists available or agree to disseminate such solicitations on behalf of requesting Limited Partners only upon receipt of an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to conduct the solicitation in accordance with the requirements of the Securities and Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder, including full disclosure of all material facts and, in the case of any tender offer, rights of proration and withdrawal rights, irrespective of the number of interests or units sought, and
(2) to refrain from acquiring interests or units of any number if the General Partners, based upon advice from counsel, conclude that such acquisition would increase the risk of adverse tax consequences to the Partnership or the Partners.

       The General Partner shall endeavor to inform the requesting party within 30 days of receipt of the requisite undertakings whether they consider that the proposed use of the list is improper or inappropriate or would increase the risk of such adverse tax consequences, and may request such further assurances as may be necessary in order to enable them to make any of the determinations specified above.