Form 10-Q
period 1997-03-31
PAINEWEBBER R&D PARTNERS LP
filed 1997-05-13
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                    FORM 10-Q


                                   604309.doc
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                               ------------------

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

                               ------------------

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                                    FORM 10-Q
                                 MARCH 31, 1997

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                      Page

Item 1.       Financial Statements
              Statements of Financial Condition (unaudited) at
              March 31, 1997 and December 31, 1996                         2

              Statements of Operations
              (unaudited) for the three months
              ended March 31, 1997 and 1996                                3

              Statement of Changes in Partners' Capital
              (unaudited) for the three months ended
              March 31, 1997                                               3

              Statements of Cash Flows
              (unaudited) for the three months
              ended March 31, 1997 and 1996                                4

              Notes to Financial Statements
              (unaudited)                                                 5-7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             9

Item 5.       Other Information                                             9

Item 6.       Exhibits and Reports on Form 8-K                              9

              Signatures                                                   10

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)


                                                March 31,    December 31,
                                                     1997            1996
                                               ----------    ------------
Assets:

       Cash                                   $    49,000    $     22,634

       Royalty income receivable                    1,500           2,200

                                               ----------      ----------
Total assets                                  $    50,500    $     24,834
                                               ==========      ==========


Liabilities and partners' deficit:

       Accrued liabilities                    $    65,510    $     38,761

       Partners' deficit                          (15,010)        (13,927)

                                               ----------      ----------
Total liabilities and partners' deficit       $    50,500    $     24,834
                                               ==========      ==========


-------------------------------------------------------------------------------=
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,                      1997             1996
--------------------------------------------------------------------------------
Revenues:
   Interest income                               $         295    $       1,933
   Income from product development projects                963              785
                                                  ------------     ------------
                                                         1,258            2,718
                                                  ------------     ------------

Expenses:
   General and administrative costs                     36,605           33,824
                                                  ------------     ------------


Net loss                                         $     (35,347)   $     (31,106)
                                                  ============     ============

Net loss per partnership unit:
   Limited partners (based on 37,799 units)      $           0    $       (0.81)
   General partner                               $  (35,347.00)   $     (311.06)

--------------------------------------------------------------------------------
See notes to financial statements.



STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(UNAUDITED)
                                                Limited    General
For the three months ended March 31, 1997       Partners   Partner     Total
--------------------------------------------------------------------------------

Balance at January 1, 1997                     $    -    $ (13,927)  $ (13,927)

Net loss                                            -      (35,347)    (35,347)
Partner contribution                                -       34,264      34,264

                                                 ------   -------     ========
Balance at March 31, 1997                      $    -    $ (15,010)  $ (15,010)
                                                 ======   ========    ========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31,                        1997         1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                               $ (35,347)    $ (31,106)

Decrease in operating assets:
  Marketable securities                                        -        27,423
  Interest receivable                                          -           211
  Royalty income receivable                                  700           400

Increase (decrease) in operating liabilities:
  Accrued liabilities                                     26,749       (15,813)

                                                        --------      --------
Cash used in operating activities                         (7,898)      (18,885)
                                                        --------      --------

Cash flows from financing activities:
  Contribution by partner                                 34,264        20,713
                                                        --------      --------
Cash provided by financing activities                     34,264        20,713
                                                        --------      --------

Increase in cash                                          26,366         1,828

Cash at beginning of period                               22,634        74,542
                                                        --------     ---------

Cash at end of period                                  $  49,000     $  76,370
                                                        ========      ========


--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1997 and 1996.
--------------------------------------------------------------------------------
See notes to financial statements.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended March 31, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996.

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

      The General Partner has commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see Note 5). On April 1, 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners", collectively, the "Partners"), but continued to receive CPR payments on account of, and for payment to, the Partners. Such continuing CPR payments are no longer available to pay any expenses of the Partnership. In December 1996, the Partnership and Amgen entered into a Consent Agreement permitting PWDC to assume the ongoing responsibility for receiving the CPR payments and making the corresponding payments to the Partners. Currently, the Partnership does not have available sufficient cash flow to meet working capital requirements (consisting primarily of expenses relating to the dissolution of the Partnership). The General Partner is making, and will continue to make, capital contributions to the Partnership to fund working capital deficits until such time as the Partnership is terminated.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


 (NOTE 1 CONTINUED)

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                        LIMITED      GENERAL
                                                                                        PARTNERS     PARTNER
                                                                                        --------     -------

     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5% per annum, compounded annually ("Contribution
         Payout")..... ............................................................        99%            1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout") ...............        80%           20%


   III.  After Final Payout........................................................        75%           25%


     For the three months ended March 31, 1997, the Partnership made no cash or security distributions. As of March 31, 1997, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through March 31, 1997, totalling $245 per Unit.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.     RELATED PARTY TRANSACTIONS

      PWDC and PaineWebber Incorporated and it affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

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

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.    LEGAL PROCEEDING

      In July 1995, the Partnership commenced an action in the Supreme Court of the State of New York (the "Court") against Centocor arising out of Centocor's July 1992 transactions with Eli Lilly & Company ("Lilly"). In April 1996, the Court granted Centocor's motion to dismiss the action on the grounds that New York was an inconvenient forum. Accordingly, the Partnership refiled its claims in Delaware Superior Court.

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

      The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The complaint seeks damages, interest and expenses. Centocor has taken the positions that: it is not obligated to make any further payments to former limited partners of CP II; and the Partnership is not a proper Class representative. This action is presently scheduled for trial in January 1998.

      In February 1996, Jerome Petrisko, another former limited partner of CP II commenced a purported class action in the Court of Common Pleas of the State of Pennsylvania against Centocor and Lilly. The claims in that action are similar to those asserted in the Partnership's complaint. In March 1997, Mr. Petrisko filed a second action in Delaware Superior Court, which action has been consolidated with the Partnership's action. Mr. Petrisko has stated that he intends to discontinue his Pennsylvania action.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Partners' deficit decreased from $(14,000) at December 31, 1996, to $(15,000) at March 31, 1997 resulting from a net loss of $35,300 offset by a contribution by the General Partner of $34,300. The Partnership does not have available sufficient cash flow to meet working capital requirements. Therefore, the General Partner is making, and will continue to make, capital contributions to the Partnership to fund working capital deficits.

RESULTS OF OPERATIONS

      Three months ended March 31, 1997 compared to the three months ended March 31, 1996:

      The net loss for the quarter ended March 31, 1997, approximated $35,300 compared to a net loss of $31,100 for the quarter ended March 31, 1996. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

           ACTION AGAINST CENTOCOR, INC.

                 Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996. In March 1997, another former limited partner of Centocor Partners II, L.P., Mr. Petrisko, filed a second action in Delaware Superior Court, which action has been consolidated with the Partnership's action. Mr. Petrisko has stated that he intends to discontinue his original action filed in February 1996 in the Court of Common Pleas of the State of Pennsylvania.

           IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996. In March 1997, the United States District Court for the Southern District of New York (the "District Court") approved a definitive settlement agreement and plan of allocation signed in July 1996 as fair and reasonable. One investor, who had objected to the settlement in the District Court, has appealed to the United States Court of Appeals for the Second Circuit from the District Court's approval of the settlement.

ITEM 5.    OTHER INFORMATION

                 Effective February 1997, the General Partner removed the restriction on the transferability of Units to permit, subject to the approval of the General Partner, transfers in addition to those that occur as a result of the laws of descent and distribution or by operation of law.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1997.

                  PAINEWEBBER R&D PARTNERS, L.P.


                  By:    PaineWebber Technologies, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)


                         /s/Dhananjay M. Pai
                  By:    --------------------------
                         Dhananjay M. Pai
                         President


                         /s/Anthony M. DiIorio
                  By:    --------------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer





* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager