Form 10-Q
period 1997-06-30
PAINEWEBBER R&D PARTNERS LP
filed 1997-08-13
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                                    FORM 10-Q
                                  JUNE 30, 1997

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                 Page

Item 1.        Financial Statements

               Statements of Financial Condition (unaudited)           2
               at June 30, 1997 and December 31, 1996

               Statements of Operations
               (unaudited) for the three months and six months
               ended June 30, 1997 and 1996                            3

               Statement of Changes in Partners' Deficit
               (unaudited) for the six months ended
               June 30, 1997                                           4

               Statements of Cash Flows
               (unaudited) for the six months ended
               June 30, 1997 and 1996                                  5

               Notes to Financial Statements
               (unaudited)                                            6-9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                      11

Item 6.        Exhibits and Reports on Form 8-K                       11

               Signatures                                             12

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                 June 30,      December 31,
                                                  1997             1996
                                                 --------      -----------
Assets:

        Cash                                     $ 14,320         $ 22,634

        Royalty income receivable                   1,000            2,200
                                                 --------         --------
Total assets                                     $ 15,320         $ 24,834
                                                 ========         ========

Liabilities and partners' deficit:

        Accrued liabilities                      $ 47,926         $ 38,761

        Partners' deficit                         (32,606)         (13,927)
                                                 --------         --------
Total liabilities and partners' deficit          $ 15,320         $ 24,834
                                                 ========         ========
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                         1997          1996
                                                          --------     --------
Revenues:
        Interest income                                   $    383     $  1,268
        Income from product development project                575        2,242
                                                          --------     --------
                                                               958        3,510
                                                          --------     --------
Expenses:
        General and administrative costs                    31,139       29,514
                                                          --------     --------

Net loss                                                  $(30,181)    $(26,004)
                                                          ========     ========
Net loss per partnership unit:
        Limited partners (based on 37,799 units)          $      0.00  $  (0.68)
        General partner                                   $(30,181.00) $(260.04)
--------------------------------------------------------------------------------

For the six months ended June 30,                             1997         1996
Revenues:
        Interest income                                   $    678     $  3,201
        Income from product development project              1,538        3,028
                                                          --------     --------
                                                             2,216        6,229
                                                          --------     --------
Expenses:
        General and administrative costs                    67,743       63,339
                                                          --------     --------
Net loss                                                  $(65,527)    $(57,110)
                                                          ========     ========
Net loss per partnership unit:
        Limited partners (based on 37,799 units)          $      0.00  $  (1.50)
        General partner                                   $(65,527.00) $(571.10)


See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Deficit
(unaudited)

                                                Limited         General
For the six months ended June 30, 1997         Partners         Partner         Total

Balance at January 1, 1997                     $      0        $ (13,927)       $ (13,927)

Net loss                                              0          (65,527)         (65,527)
General Partner contribution                          0           46,848           46,848
                                               --------        ---------        ---------
Balance at June 30, 1997                       $      0        $ (32,606)       $ (32,606)
                                               ========        =========        =========


See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                         1997            1996
                                                         --------      --------

Cash flows from operating activities:
Net loss                                                 $(65,527)     $(57,110)
Adjustments to reconcile net loss to cash
 used for operating activities:
Decrease  in operating assets:
  Marketable securities                                         0        28,761
  Interest receivable                                           0           581
  Royalty income receivable                                 1,200             0

Increase (decrease) in operating liabilities:
  Accrued liabilities                                       9,165       (42,272)
                                                         --------      --------
Cash used for operating activities                        (55,162)      (70,040)
                                                         --------      --------
Cash flows from financing activities:
  Contribution by General Partner                          46,848        20,713
                                                         --------      --------
Cash provided by financing activities                      46,848        20,713
                                                         --------      --------

Decrease in cash                                           (8,314)      (49,327)

Cash at beginning of period                                22,634        74,542
                                                         --------      --------
Cash at end of period                                    $ 14,320      $ 25,215
                                                         ========      ========

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1997 and 1996.
See notes to financial statements.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended June 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1997.

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

 (NOTE 1 CONTINUED)

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                        LIMITED      GENERAL
                                                                                        PARTNERS     PARTNERS
                                                                                        --------     --------

     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5% per annum, compounded annually ("Contribution
         Payout")..... ...............................................................     99%           1%


    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout")...................     80%          20%


   III.  After Final Payout...........................................................     75%          25%



      For the six months ended June 30, 1997, the Partnership made no cash or security distributions. As of June 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through June 30, 1997, totaling $280 per Unit.

      Effective February 1997, the General Partner removed the previously imposed restrictions on the transferability of Units to permit, subject to the approval of the General Partner, transfers in addition to those that occur as a result of the laws of descent and distribution or by operation of law.

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

      The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay a percentage of that part to the former limited partners of CP II, including the Partnership. The Partnership is seeking to proceed on behalf of itself and all other former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class"). The complaint seeks damages, interest and expenses. Centocor has taken the positions that: it is not obligated to make any further payments to former limited partners of CP II and the Partnership is not a proper Class representative. This action is presently scheduled for trial in January 1998.

      In February 1996, Jerome Petrisko, another former limited partner of CP II, commenced a purported class action in the Court of Common Pleas of the State of Pennsylvania against Centocor and Lilly. The claims in that action are similar to those asserted in the Partnership's complaint. In March 1997, Mr. Petrisko filed a second action in Delaware Superior Court, which action has been consolidated with the Partnership's action. Motions by the Partnership and Mr. Petrisko for class certification are pending. Mr. Petrisko has stated that he intends to discontinue his Pennsylvania action.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this action. In the event of a recovery on behalf of the Class, the Court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. The amounts of any recovery and award of legal fees and expenses cannot be estimated at this time. It is anticipated that: the net proceeds of any recovery will be distributed to the members of the Class, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Partners' deficit was $14,000 at December 31, 1996, as compared to $32,600 at June 30, 1997, resulting from a net loss of $65,500 offset by a contribution from the General Partner of $46,900. The Partnership does not have available sufficient cash flow to meet working capital requirements consisting primarily of expenses relating to the dissolution of the Partnership. Therefore, the General Partner is making, and will continue to make, capital contributions to the Partnership to fund working capital deficits.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996:

      The net loss for the quarter ended June 30, 1997, approximated $30,200 compared to a net loss of $26,000 for the quarter ended June 30, 1996. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

      SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS
      ENDED JUNE 30, 1996:

      The net loss for the six months ended June 30, 1997 and 1996 was $65,500 and $57,100, respectively. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

           ACTION AGAINST CENTOCOR, INC.

                 Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997. Motions by the Partnership and another former limited partner of Centocor Partners II, L.P. for class certification are pending.

           IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1997.

                  PAINEWEBBER R&D PARTNERS, L.P.


                  By:    PaineWebber Technologies, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai /s/
                         --------------------
                         Dhananjay M. Pai
                         President*



                  By:    Anthony M. DiIorio /s/
                         ---------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*





* The capacities listed are with respect to PWDC Holding Company as well as PWDC, the parent company of PWDC Holding Company.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1997.

                  PAINEWEBBER R&D PARTNERS, L.P.


                  By:    PaineWebber Technologies, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai/s/
                         ------------------
                         Dhananjay M. Pai
                         President*



                  By:    Anthony M. DiIorio/s/
                         --------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*




* The capacities listed are with respect to PWDC Holding Company, as well as PWDC, the parent company of the PWDC Holding Company.