Form 10-Q
period 1997-09-30
PAINEWEBBER R&D PARTNERS LP
filed 1997-11-14
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                             ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                             ----------------------

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                     Page

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at            2
          September 30, 1997 and December 31, 1996

          Statements of Operations
          (unaudited) for the three months and nine months
          ended September 30, 1997 and 1996                           3

          Statement of Changes in Partners' Deficit
          (unaudited) for the nine months ended
          September 30, 1997                                          4

          Statements of Cash Flows
          (unaudited) for the nine months ended
          September 30, 1997 and 1996                                 5

          Notes to Financial Statements
          (unaudited)                                                 6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           11

Item 6.   Exhibits and Reports on Form 8-K                            11

          Signatures                                                  12

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
                                                September 30,     December 31,
                                                    1997              1996
-------------------------------------------------------------------------------
 Assets:

       Cash                                    $        799      $    22,634

       Royalty income receivable                      1,000            2,200
                                               ------------      -----------
 Total assets                                  $      1,799      $    24,834
                                               ============      ===========

 Liabilities and partners' deficit:

       Accrued liabilities                     $     43,909      $    38,761

       Partners' deficit                            (42,110)         (13,927)
                                               ------------      -----------
 Total liabilities and partners' deficit       $      1,799      $    24,834
                                               ============      ===========


-------------------------------------------------------------------------------
 See notes to financial statements.

 PAINEWEBBER R&D PARTNERS, L.P.
 (A DELAWARE LIMITED PARTNERSHIP)

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

For the three months ended  September 30,               1997            1996
--------------------------------------------------------------------------------

Revenues:
       Interest income                              $       110      $      814
       Income from product development project              176           1,736
                                                    ------------     -----------
                                                            286           2,550
                                                    ------------     -----------
Expenses:
       General and administrative costs                  21,249          46,108
                                                    ------------     -----------


Net loss                                            $   (20,963)     $  (43,558)
                                                    ============     ===========
Net loss per partnership unit:
       Limited partners (based on 37,799 units)     $     --         $    (1.14)
       General partner                              $(20,963.00)     $  (435.58)

--------------------------------------------------------------------------------


 For the nine months ended September 30,               1997             1996
--------------------------------------------------------------------------------
Revenues:
       Interest income                              $       788      $    4,015
       Income from product development project            1,714           4,764
                                                    ------------     -----------
                                                          2,502           8,779
                                                    ------------     -----------

 Expenses:
      General and administrative costs                   88,992         109,447
                                                    ------------     -----------

Net loss                                            $   (86,490)     $ (100,668)
                                                    ============     ===========

Net loss per partnership unit:
       Limited partners (based on 37,799 units)     $     --         $    (2.64)
       General partner                              $(86,490.00)     $(1,006.68)
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(UNAUDITED)

For the nine months ended               Limited        General
  September 30, 1997                    Partners       Partner         Total
--------------------------------------------------------------------------------
Balance at January 1, 1997             $        -     $  (13,927)    $  (13,927)

Net loss                                        -        (86,490)       (86,490)
General Partner contribution                    -         46,848         58,307

                                       -----------    -----------    -----------
Balance at  September 30, 1997         $        -     $  (53,569)    $  (42,110)
                                       ===========    ===========    ===========

--------------------------------------------------------------------------------

See notes to financial statements.
PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the nine months ended September 30,                  1997            1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                          $   (86,490)    $  (100,668)

Decrease (increase) in operating assets:
  Marketable securities                                     -          71,900
  Interest receivable                                       -             581
  Royalty income receivable                             1,200          (1,736)

Increase (decrease) in operating liabilities:
  Accrued liabilities                                   5,148         (40,117)

                                                  ------------    ------------
Cash used for operating activities                    (80,142)        (70,040)
                                                  ------------    ------------

Cash flows from financing activities:
  Contribution by General Partner                      58,307          20,713
                                                  ------------    ------------
Cash provided by financing activities                  58,307          20,713
                                                  ------------    ------------


Decrease in cash                                      (21,835)        (49,327)

Cash at beginning of period                            22,634          74,542
                                                  ------------    ------------

Cash at end of period                             $       799     $    25,215
                                                  ============    ============
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1997 and 1996.
--------------------------------------------------------------------------------

See notes to financial statements.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended September 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 1997.

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

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                           LIMITED      GENERAL
                                                           PARTNERS     PARTNER
                                                           --------     -------

     I.   Until the value of the aggregate
          distributions for each limited
          partnership unit ("Unit") equals $1,850
          plus interest on such amount accrued at
          5% per annum, compounded annually
          ("Contribution Payout"). At September
          30, 1997, Contribution Payout was $3,243
          per Unit................................            99%        1%

     II.  After Contribution Payout and until the
          value of the aggregate distributions for
          each Unit equals $9,250 ("Final
          Payout").................................           80%       20%

     III. After Final Payout.......................           75%       25%


     For the nine months ended September 30, 1997, the Partnership made no cash or security distributions. As of September 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through September 30, 1997, totaling $309 per Unit.

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

      In February 1996, Jerome Petrisko, another former limited partner of CP II, commenced a purported class action in the Court of Common Pleas of the State of Pennsylvania against Centocor and Lilly. The claims in that action are similar to those asserted in the Partnership's complaint. In March 1997, Mr. Petrisko filed a second action in Delaware Superior Court, which action has been consolidated with the Partnership's action. The Delaware Superior Court granted motions by the Partnership and Mr. Petrisko for class certification. In September 1997, Mr. Petrisko dismissed his Pennsylvania action. The trial of this action is presently scheduled to commence on March 16, 1998.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES

      Partners' deficit was $14,000 at December 31, 1996, as compared to $42,100 at September 30, 1997, resulting from a net loss of $86,400 offset by a contribution from the General Partner of $58,300. The Partnership does not have available sufficient cash flow to meet working capital requirements consisting primarily of expenses relating to the dissolution of the Partnership. Therefore, the General Partner is making, and will continue to make, capital contributions to the Partnership to fund working capital deficits.

RESULTS OF OPERATIONS

      Three months ended September 30, 1997 compared to the three months ended
      ------------------------------------------------------------------------
September 30, 1996:
-------------------

      The net loss for the quarter ended September 30, 1997, approximated $21,000 compared to a net loss of $43,600 for the quarter ended September 30, 1996. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

      Nine months ended September 30, 1997 compared to the nine months ended
      ----------------------------------------------------------------------
September 30, 1996:
-------------------

      The net loss for the six months ended September 30, 1997 and 1996 was $86,400 and $100,700, respectively. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

                          PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

           ACTION AGAINST CENTOCOR, INC.
           -----------------------------

                 Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Forms 10-Q for the quarters ended March 31 and June 30, 1997. On October 9, 1997, the Delaware Superior Court granted motions by the Partnership and another former limited partner of Centocor Partners II, L.P. for class certification. The trial of this action is presently scheduled to commence on March 16, 1998.

           IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION
           -------------------------------------------------

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1997.

                  PAINEWEBBER R&D PARTNERS, L.P.


                  By:    PaineWebber Technologies, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai/s/
                         -------------------
                         Dhananjay M. Pai
                         President*



                  By:    Anthony M. DiIorio/s/
                         ---------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company as well as PWDC, the parent company of PWDC Holding Company.