Form 10-Q/A
period 1997-09-30
PAINEWEBBER R&D PARTNERS LP
filed 1997-12-01
CIK 770470

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

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(UNAUDITED)


For the nine months ended               Limited        General
  September 30, 1997                    Partners       Partner         Total
--------------------------------------------------------------------------------
Balance at January 1, 1997             $        -     $  (13,927)    $  (13,927)

Net loss                                        -        (86,490)       (86,490)
General Partner contribution                    -         58,307         58,307

                                       -----------    -----------    -----------
Balance at  September 30, 1997         $        -     $  (42,110)    $  (42,110)
                                       ===========    ===========    ===========


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