Form 10-K
period 1997-12-31
PAINEWEBBER R&D PARTNERS LP
filed 1998-03-31
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                 --------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                                     PART I


ITEM 1. BUSINESS.

      PaineWebber R&D Partners, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership that commenced operations on March 6, 1986. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies, which were expected to address significant market opportunities. The Partnership will terminate on December 31, 1998, unless its term is extended or reduced by the General Partner. The General Partner does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved.

      On November 14, 1994, the General Partner commenced with the dissolution of the Partnership's assets. On July 12, 1995, the Partnership commenced an action against Centocor in the Supreme Court of New York arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint seeks damages, interest and expenses. There is no assurance that the Partnership's claim will be successful. See Item 3, Legal Proceedings - "Action Against Centocor, Inc.", for a discussion on the current status of the action. On April 1, 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners," collectively, the "Partners"). Such CPR payments are no longer available to pay any expenses of the Partnership. At December 31, 1997, the Partnership's sole asset consisted of cash. During 1997, the Partnership was not engaged in any Projects, nor will it do so in the future. Currently, the Partnership does not have available sufficient cash flow to meet working capital requirements (consisting primarily of expenses relating to the dissolution of the Partnership). The General Partner is making, and intends to continue to make, capital contributions to the Partnership to fund working capital deficits until such time as the Partnership is terminated.

      At a meeting of the Board of Directors of PWDC in January 1997, the Policy Regarding Requests for Partner Lists attached as Exhibit B was adopted for the Partnership.

PARTNERSHIP MANAGEMENT

      The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation and dissolution of the Partnership. As of January 1, 1994, the Manager elected to discontinue charging a management fee for services rendered to the Partnership.

DISTRIBUTIONS

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by Limited Partners and the General Partner, respectively:

(ITEM 1 CONTINUED)


                                                                                         Limited        General
                                                                                         Partners       Partner
                                                                                         --------       -------
      I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5%
         per annum, compounded annually ("Contribution Payout").  At
         December 31, 1997, Contribution Payout was $3,283 per Unit . . . . . . . . . . . . 99%            1%

     II. After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout") . . . . . . . . . . . . 80%            20%

    III. After Final Payout . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 75%            25%


      As of December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through December 31, 1997, in the amount of $338 per Unit.

OTHER

      At December 31, 1997, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is in dissolution and was engaged in one primary business segment, the management of investments in technology products and companies.

ITEM 2.  PROPERTIES.

      The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.  LEGAL PROCEEDINGS.

IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

      As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1996, PaineWebber Technologies, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates in the United States District Court for the Southern District of New York (the "U.S. Court") relating to PWI's sale of approximately 50 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Under a settlement, PWI agreed to pay the class $125 million and certain additional consideration. The additional consideration included the assignment of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the U.S. Court approved the settlement as fair and that order was affirmed by the United States Court of Appeals for the Second Circuit in July 1997. Distribution of the settlement fund to the class awaits the U.S. Court's determination of the amount of plaintiffs' counsel's fees and disbursements to be awarded from the settlement fund.

      In February 1996, approximately 150 plaintiffs filed an action entitled ABBATE V. PAINEWEBBER INC. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleged, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the ABBATE action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of the ABBATE plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.

ACTION AGAINST CENTOCOR, INC.

      As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1996, the Partnership commenced an action in the Supreme Court of the State of New York in July 1995 against Centocor arising out of Centocor's July 1992 transaction with Lilly. In April 1996, the Supreme Court of the State of New York dismissed the action on the grounds that New York was an inconvenient forum. Accordingly, the Partnership refiled its claims in Delaware Superior Court (the "Court").

      In 1986, PWDC acted as sales agent for the sale of limited partnership interests in Centocor Partners II, L.P. ("CP II"), a limited partnership formed by Centocor for the research and development of Centoxin. The Partnership was among those who purchased limited partnership interests in CP II.

      On February 21, 1992, Centocor exercised its option to purchase all of the limited partnership interests in CP II, including those held by the Partnership. The purchase agreement provided that Centocor would thereafter pay to the former limited partners of CP II 50% of Centocor's revenues from the licensing or sublicensing of Centoxin and 8% of Centocor's revenues from Centoxin sales.

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

      The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay 50% of that part to the former limited partners of CP II, including the Partnership.

      In or about February 1996, Jerome Petrisko, another former limited partner of CP II, commenced an action against Centocor on behalf of a class of former limited partners of CP II in the Pennsylvania Court of Common Pleas. His complaint was similar to the Partnership's complaint. In April 1996, Mr. Petrisko amended his complaint to add purported claims against PWDC and PWG. In February 1997, Mr. Petrisko entered into an agreement with PWDC and PWG pursuant to which PWDC and PWG agreed to toll the statute of limitations and Mr. Petrisko agreed to dismiss his claims against them without prejudice. On March 27, 1997, Mr. Petrisko moved to intervene as a plaintiff in the Partnership's action. The Court granted that motion on April 7, 1997. On July 7, 1997, Mr. Petrisko discontinued his Pennsylvania action against PWDC and PWG without prejudice.

      On September 30, 1997, the Court granted the motions of the Partnership and Mr. Petrisko for class certification, designating the Partnership and Mr. Petrisko as the representatives of a class of the former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class").

      On November 7, 1997, Centocor moved for summary judgment.

      On February 13, 1998, the Court entered an order granting in part and denying in part Centocor's motion for summary judgment. The Court held that no part of the $100 million paid by Lilly to Centocor was for a license or sublicense. The Court further held that there appeared to be a triable issue whether some part of that $100 million was for the sale or other disposition of Centoxin, as to which the Class would be entitled to an 8% royalty.

      This action is presently scheduled for trial in June 1998.

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this action. In the event of a recovery on behalf of the Class, the Court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. The amounts of any recovery and award of legal fees and expenses cannot be estimated at this time. It is anticipated that: the net proceeds of any recovery will be distributed to the members of the Class, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria as outlined under the section entitled "Distributions" included in this filing on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no existing public market for the Units, and no such market is expected to develop. Effective January 1, 1998, the General Partner discontinued the right of Limited Partners to transfer Units, except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 1997, there were 6,927 limited partners.

      The Partnership distributed to its Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that were necessary for the operation and dissolution of the Partnership. The Partnership made no cash or security distributions for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, the Partnership distributed to its Partners $2,481,752 ($65 per Unit; $24,818 to the general partnership interest).

ITEM 6.  SELECTED FINANCIAL DATA.

      See the "Selected Financial Data" on Page F-2 in this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' deficit approximated $14,000 at December 31, 1996, compared to approximately $36,000 at December 31, 1997. The increase in partners' deficit was a result of a net loss of $108,000 (as discussed in Results of Operations below) offset by a capital contribution from the General Partner of $86,000. The Partnership does not have available sufficient cash flow to meet working capital requirements consisting primarily of expenses relating to the dissolution of the Partnership. Therefore, the General Partner is making, and intends to continue to make, capital contributions to the Partnership to fund working capital deficits.

RESULTS OF OPERATIONS

      Year ended December 31, 1997 compared to the year ended December 31, 1996:

      Net loss for the years ended December 31, 1997 and 1996 was $108,000 and $125,000, respectively, resulting from the dissolution of the Partnership including the satisfaction of Partnership operating liabilities. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

      Year ended December 31, 1996 compared to the year ended December 31, 1995:

      For the year ended December 31, 1996 the Partnership recognized a net loss of $0.1 million as compared to net income of $0.9 million for the year ended December 31, 1995. The decrease of $1.0 million resulted from a decrease in income from product development projects of $1.1 million offset by a decrease in expenses of $0.1 million. In 1995, income from product development projects of $1.1 million consisted primarily of income received from Amgen with respect to the CPR. On April 1, 1995, the Partnership distributed to its Partners the CPR, which constituted rights to receive future income from Amgen. The Partnership received its final CPR payment for the quarter ended March 31, 1995, in the amount of $1.1 million. The decrease in expenses from $0.2 million in 1995 to $0.1 million in 1996 was reflective of the decreased activity of the Partnership resulting from its plan of dissolution.

Year 2000

      Like other financial and business organizations around the world, the Partnership could be adversely affected if the computer systems utilized by the Partnership and other service providers do not properly process and calculate date-related information from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." The Partnership intends to work with the software vendors to ensure that the Partnership's software is year 2000 compliant. The Partnership does not expect the incremental expenses associated with the year 2000 and the potential disruption to operations to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information in response to this item may be found under the following captions included in this filing on Form 10-K:

        Report of Independent Auditors (F-4)
        Statements of Financial Condition (Page F-5)
        Statements of Operations (Page F-6)
        Statements of Changes in Partners' Capital (Deficit) (Page F-6) Statements of Cash Flows (Page F-7)
        Notes to Financial Statements (Pages F-8 to F-11)

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

      The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC and PWDC Holding Company at December 31, 1997.


            NAME              Age     Position and Date Appointed
            ----              ---     ---------------------------

Directors
    Dhananjay M. Pai          35      Director since December 1996
    Gerald F. Goertz, Jr.     40      Director since April 1995
    William J. Nolan          50      Director since February 1997

Executive Officers
    Dhananjay M. Pai          35      President since December 1996
    William J. Nolan          50      Treasurer since February 1997
    Dorothy F. Haughey        73      Secretary since July 1985 for PWDC
                                      Secretary since December 1991 for PWDC
                                      Holding Co.

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

      MR. GOERTZ is a Senior Vice President and Director of Specialized Investment Services of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. Mr. Goertz received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.

      MR. NOLAN is Treasurer of PaineWebber Group Inc. and Executive Vice President and Treasurer of PWI. He is a member of PaineWebber's Asset/Liability Management Commitee. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.


EXECUTIVE OFFICERS

      MR. PAI, President, see "Directors" above.

      MR. NOLAN, Treasurer, see "Directors" above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The table below lists all investors who are known to be beneficial owners at March 1, 1998 of more than five percent of the Registrant's Units.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      The following documents are filed as part of the filing on Form 10-K.

FINANCIAL STATEMENTS

      The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.

        Report of Independent Auditors (Page F-4)
        Statements of Financial Condition (Page F-5)
        Statements of Operations (Page F-6)
        Statements of Changes in Partners' Capital (Deficit) (Page F-6) Statements of Cash Flows (Page F-7)
        Notes to Financial Statements (Pages F-8 to F-11)

REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1998.


      PAINEWEBBER R&D PARTNERS, L.P.

               By:  PaineWebber Technologies, L.P.
                    (General Partner)

               By:  PWDC Holding Company
                    (General partner of the General Partner)

               By:  /s/ Dhananjay M. Pai
                    --------------------
                    Dhananjay M. Pai
                    President and Principal Executive Officer

               By:  /s/ Anthony M. DiIorio
                    ----------------------
                    Anthony M. DiIorio
                    Principal Financial and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1998.

               /s/ Dhananjay M. Pai
               -----------------------------
               Dhananjay M. Pai
               President (principal executive officer) and Director

               /s/ William J. Nolan
               -----------------------------
               William J. Nolan
               Director

               /s/ Gerald F. Goertz, Jr.
               -----------------------------
               Gerald F. Goertz, Jr.
               Director


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

    Selected Financial Data                                        F-2

    Quarterly Financial Information (Unaudited)                    F-3

    Report of Independent Auditors                                 F-4

    Statements of Financial Condition
      at December 31, 1997 and 1996                                F-5

    Statements of Operations
      for the years ended December 31, 1997, 1996 and 1995         F-6

    Statements of Changes in Partners' Capital (Deficit)
      for the years ended December 31, 1997, 1996 and 1995         F-6

    Statements of Cash Flows
      for the years ended December 31, 1997, 1996 and 1995         F-7


    Notes to Financial Statements                                  F-8 to F-11



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
-------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                         1997           1996            1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                 $      2,079   $     14,339    $   1,092,017   $   4,569,297   $   7,297,680

   Net income (loss)                        $   (107,926)  $   (124,705)   $     842,826   $   4,293,920   $   3,954,638

Net income (loss) per partnership unit:

   Limited partners (A)                     $      -       $      (2.91)   $       22.07   $      112.46   $      103.58

   General partner                          $(107,926.00)  $ (14,806.00)   $    8,428.26   $   42,939.20   $   39,546.38

Financial Condition:

   Total assets                             $     12,245   $     24,834    $     182,437   $   1,884,535   $   3,717,440

   Partners' capital (deficit)              $    (35,741)  $    (13,927)   $      90,065   $   1,728,991   $   3,620,361

   Distributions to partners                $      -       $      -        $   2,481,752   $   6,185,290   $   8,415,051

-------------------------------------------------------------------------------------------------------------------------


(A) Based on 37,799 partnership units.


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                              Net Income (Loss)
                                               Net Income                  Per Partnership Unit (A)
                         Revenues                (Loss)            Limited Partners       General Partner
-------------------------------------------------------------------------------------------------------------
Calendar 1997

4th Quarter            $      (423)        $    (21,435)            $       -              $   (21,435.00)

3rd Quarter                    286              (20,963)                    -                  (20,963.00)

2nd Quarter                    958              (30,181)                    -                  (30,181.00)

1st Quarter                  1,258              (35,347)                    -                  (35,347.00)

-------------------------------------------------------------------------------------------------------------
Calendar 1996

4th Quarter            $     5,561         $    (24,037)            $        (0.28)         $  (13,799.32)

3rd Quarter                  2,550              (43,558)                     (1.14)               (435.58)

2nd Quarter                  3,510              (26,004)                     (0.68)               (260.04)

1st Quarter                  2,718              (31,106)                     (0.81)               (311.06)

-------------------------------------------------------------------------------------------------------------
Calendar 1995

4th Quarter            $     6,116         $    (64,130)            $        (1.68)         $     (641.30)

3rd Quarter                  6,283              (75,202)                     (1.97)               (752.02)

2nd Quarter                (64,864)            (110,917)                     (2.91)             (1,109.17)

1st Quarter              1,144,482            1,093,075                      28.63              10,930.75

-------------------------------------------------------------------------------------------------------------

(A) Based on 37,799 limited partnership units and a 1% general partnership interest.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Ernst & Young


New York, New York
March 23, 1998

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Financial Condition

--------------------------------------------------------------------------------
                                           December 31,         December 31,
                                              1997                 1996
--------------------------------------------------------------------------------

Assets:

     Cash                                $        12,245      $        22,634

     Royalty income receivable                         -                2,200
                                         ---------------      ---------------

Total assets                             $        12,245      $        24,834
                                         ===============      ===============

--------------------------------------------------------------------------------

Liabilities and partners' deficit:

     Accrued liabilities                 $        47,986      $        38,761

     Partners' deficit                           (35,741)             (13,927)
                                         ---------------      ---------------

Total liabilities and partners' deficit  $        12,245      $        24,834
                                         ===============      ===============

--------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Operations


---------------------------------------------------------------------------------------------------------
For the years ended December 31,               1997                   1996                     1995
---------------------------------------------------------------------------------------------------------
Revenues:

     Interest income                       $        819          $       4,602           $       26,706

     Income from product development
     projects                                     1,260                  9,737                1,075,767

     Realized loss on sale of
     marketable securities                            -                      -                  (10,456)
                                           ------------          -------------           --------------
                                                  2,079                 14,339                1,092,017
                                           ------------          -------------           --------------

Expenses:

     General and administrative costs           110,005                139,044                  249,191
                                           ------------          -------------           --------------

Net income (loss)                          $   (107,926)         $    (124,705)            $    842,826
                                           ============          =============             ============

Net income (loss) per partnership unit:

     Limited partners (based on 37,799
     units)                                $          -          $       (2.91)            $      22.07

     General partner                       $(107,926.00)         $  (14,806.00)            $   8,428.26

---------------------------------------------------------------------------------------------------------



Statements of Changes in Partners' Capital (Deficit)
Years ended December 31, 1997, 1996 and 1995
---------------------------------------------------------------------------------------------------------
                                              Limited                 General
                                              Partners                Partner                  Total
---------------------------------------------------------------------------------------------------------


Balance at January 1, 1995                 $   1,732,435         $      (3,444)            $  1,728,991

Net income                                       834,398                 8,428                  842,826
Cash distributions to partners                (2,456,934)              (24,818)              (2,481,752)
                                           -------------         -------------             ------------

Balance at December 31, 1995                     109,899               (19,834)                  90,065

Net loss                                        (109,899)              (14,806)                (124,705)
Capital contribution                                   -                20,713                   20,713
                                           -------------         -------------             ------------

Balance at December 31, 1996                           -               (13,927)                 (13,927)

Net loss                                               -              (107,926)                (107,926)
Capital contribution                                   -                86,112                   86,112
                                           -------------         -------------             ------------
Balance at December 31, 1997               $           -         $     (35,741)            $    (35,741)
                                           =============         =============             ============

---------------------------------------------------------------------------------------------------------

See notes to financial statements.



PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)
Statements of Cash Flows

---------------------------------------------------------------------------------------------------------
For the years ended December 31,               1997                   1996                     1995
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                          $    (107,926)        $    (124,705)            $    842,826

Decrease (increase) in operating assets:
     Marketable securities                             -               105,814                  420,688
     Interest receivable                               -                   581                      985
     Royalty income receivable                     2,200                  (700)               1,329,300

Increase (decrease) in accrued liabilities         9,225               (53,611)                 (63,172)
                                           -------------         -------------             ------------

Cash (used for) provided by operating
activities                                       (96,501)              (72,621)               2,530,627
                                           -------------         -------------             ------------
Cash flows from financing activities:
     Partner contributions                        86,112                20,713                        -
     Distributions to partners                         -                     -               (2,481,752)
                                           -------------         -------------             ------------
Cash provided by (used for) financing
activities                                        86,112                20,713               (2,481,752)
                                           -------------         -------------             ------------

(Decrease) increase in cash                      (10,389)              (51,908)                  48,875

Cash at beginning of year                         22,634                74,542                   25,667
                                           -------------         -------------             ------------

Cash at end of year                        $      12,245         $      22,634            $      74,542
                                           =============         =============            =============



---------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 1997, 1996 and 1995.
---------------------------------------------------------------------------------------------------------

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

      The General Partner has commenced with the dissolution of the Partnership's assets but does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see Note 5). On April 1, 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners", collectively, the "Partners"), but continued to receive CPR payments on account of, and for payment to, the Partners. Such continuing CPR payments are no longer available to pay any expenses of the Partnership. In December 1996, the Partnership and Amgen entered into a Consent Agreement permitting PWDC to assume the ongoing responsibility for receiving the CPR payments and making the corresponding payments to the Partners. Currently, the Partnership does not have available sufficient cash flow to meet working capital requirements (consisting primarily of expenses relating to the dissolution of the Partnership). The General Partner is making, and intends to continue to make, capital contributions to the Partnership to fund working capital deficits until such time as the Partnership is terminated.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 1 CONTINUED)

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                                                         Limited        General
                                                                                         Partners       Partner
                                                                                         --------       -------
      I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5%
         per annum, compounded annually ("Contribution Payout").  At
         December 31, 1997, Contribution Payout was $3,283 per Unit . . . . . . . . . . . . 99%            1%

     II. After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout") . . . . . . . . . . . . 80%            20%

    III. After Final Payout . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 75%            25%


     During the year ended December 31, 1997, the Partnership made no cash or security distributions. As of December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through December 31, 1997, in the amount of $338 per Unit.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS

     PWDC and PaineWebber Incorporated ("PWI") and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in the same product development limited partnerships as the Partnership.

     The money market fund invested in by the Partnership is managed by an affiliate of PWI.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


4.   INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income or loss on their individual federal and state income tax returns.

5.   LEGAL PROCEEDING

      ACTION AGAINST CENTOCOR, INC.

      The Partnership commenced an action in the Supreme Court of the State of New York in July 1995 against Centocor arising out of Centocor's July 1992 transaction with Eli Lilly & Company ("Lilly"). In April 1996, the Supreme Court of the State of New York dismissed the action on the grounds that New York was an inconvenient forum. Accordingly, the Partnership refiled its claims in Delaware Superior Court (the "Court").

      In 1986, PWDC acted as sales agent for the sale of limited partnership interests in Centocor Partners II, L.P. ("CP II"), a limited partnership formed by Centocor for the research and development of Centoxin. The Partnership was among those who purchased limited partnership interests in CP II.

      On February 21, 1992, Centocor exercised its option to purchase all of the limited partnership interests in CP II, including those held by the Partnership. The purchase agreement provided that Centocor would thereafter pay to the former limited partners of CP II 50% of Centocor's revenues from the licensing or sublicensing of Centoxin and 8% of Centocor's revenues from Centoxin sales.

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

      The Partnership's complaint alleges, among other things, that part of the $100 million paid by Lilly constitutes revenues to Centocor from the licensing, sublicensing and/or sale of Centoxin, and that Centocor is obligated to pay 50% of that part to the former limited partners of CP II, including the Partnership.

      In or about February 1996, Jerome Petrisko, another former limited partner of CP II, commenced an action against Centocor on behalf of a class of former limited partners of CP II in the Pennsylvania Court of Common Pleas. His complaint was similar to the Partnership's complaint. In April 1996, Mr. Petrisko amended his complaint to add purported claims against PWDC and PWG. In February 1997, Mr. Petrisko entered into an agreement with PWDC and PWG pursuant to which PWDC and PWG agreed to toll the statute of limitations and Mr. Petrisko agreed to dismiss his claims against them with prejudice. On March 27, 1997, Mr. Petrisko moved to intervene as a plaintiff in the Partnership's action. The Court granted that motion on April 7, 1997. On July 7, 1997, Mr. Petrisko discontinued his Pennsylvania action against PWDC and PWG without prejudice.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(NOTE 5 CONTINUED)

      On September 30, 1997, the Court granted the motions of the Partnership and Mr. Petrisko for class certification, designating the Partnership and Mr. Petrisko as the representatives of a class of the former limited partners of CP II whose interests were acquired by Centocor in February 1992 (the "Class").

      On November 7, 1997, Centocor moved for summary judgment.

      On February 13, 1998, the Court entered an order granting in part and denying in part Centocor's motion for summary judgment. The Court held that no part of the $100 million paid by Lilly to Centocor was for a license or sublicense. The Court further held that there appeared to be a triable issue whether some part of that $100 million was for the sale or other disposition of Centoxin, as to which the Class would be entitled to an 8% royalty.

      This action is presently scheduled for trial in June 1998.

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this action. In the event of a recovery on behalf of the Class, the Court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. The amounts of any recovery and award of legal fees and expenses cannot be estimated at this time. It is anticipated that: the net proceeds of any recovery will be distributed to the members of the Class, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria as outlined in Note 1.

EXHIBIT A

PAINEWEBBER R&D PARTNERS, L.P.                                ANNUAL REPORT 1997
--------------------------------------------------------------------------------

LETTER TO LIMITED PARTNERS

To Our Limited Partners:

PaineWebber R&D Partners, L.P. ("R&D Partners" or the "Partnership") was formed in 1986 to provide long term capital appreciation to investors through investing in the development and commercialization of new products. The dissolution of the Partnership commenced in October 1994 and it is anticipated that the Partnership will terminate upon the conclusion of the litigation involving the Partnership and Centocor, Inc. ("Centocor"). Currently, the Partnership has no material assets and the expenses incurred with the dissolution are being funded by the general partner, Paine Webber Development Corporation ("PWDC").

In July 1995, R&D Partners commenced an action against Centocor arising out of Centocor's transaction with Eli Lilly & Co. ("Lilly"). Centocor entered into a set of agreements with Lilly in 1992 for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, a Centocor drug. R&D Partners claims that former limited partners of Centocor Partners II, L.P. ("CP II"), including R&D Partners, are entitled to a percentage of the payments that Lilly made to Centocor pursuant to those agreements.

On September 30, 1997, the court granted the motions of the Partnership and a former limited partner of CP II for class certification, designating the Partnership and the former limited partner as the representatives of a class of the former limited partners of CP II, whose interests were acquired by Centocor in February, 1992 (the "Class"). On November 7, 1997, Centocor moved for summary judgment. */1

In April 1995, the Partnership distributed the contingent payment rights ("CPRs") from Amgen Inc. ("Amgen") to the limited partners of R&D Partners. Holders of the CPRs are entitled to receive quarterly payments from Amgen through 2005 which are derived from sales of Amgen's drug, Neupogen(R). Neupogen is a FDA-approved drug for the broad use in the cancer chemotherapy setting to decrease the incidence of infection in patients receiving certain anti-cancer drugs that suppress blood cell protection. Neupogen is also used for the reduction in the duration of neutropenia (low white blood cell count) in patients with malignancies undergoing chemotherapy followed by bone marrow transplantation. In addition, there are current applications for chronic administration to reduce the incidence and duration problems related to neutropenia in patients with severe chronic neutropenia. Neupogen is currently being evaluated for other indications in clinical trials. For 1997, Amgen reported Neupogen sales of $1.06 billion, a four percent increase over 1996.

In December 1996, PWDC assumed from the Partnership the ongoing obligations for the distribution to the CPR holders of quarterly cash payments arising from the Amgen CPRs through 2005. PWDC's obligation to facilitate the Amgen CPR quarterly cash payments is independent of the Partnership and will extend beyond the termination of the Partnership.


-----------------------------------------
*/1 On February 13, 1998, the court entered an order granting in part and denying in part Centocor's motion for summary judgment. The court held that no part of the $100 million paid by Lilly to Centocor was for a license or sublicense. The court further held that there appeared to be a triable issue whether some part of the $100 million was for the sale or other disposition of Centoxin, as to which the Class would be entitled to an 8% royalty. This action is presently scheduled for trial in June, 1998.

Through December 31, 1997, for every $3,700 (*/2) investment in R&D Partners, limited partners have received cash distributions totaling $2,455, including distributions from the CPRs totaling $677.

In addition, limited partners received warrants to purchase 96 shares of Amgen common stock at a price of $8.20 per share through June 1992 and at a price of $9.03 from July 1992 through June 1994. The available gain from the Amgen warrants ranged from $713 at distribution to $6,725 for each $3,700 investment in R&D Partners. Limited partners also received warrants to purchase 24 shares of Centocor common stock at a price of $18.995 per share through November 1991 and at a price of $21.495 per share from December 1991 through November 1993. The available gain from the Centocor warrants ranged from $474 at distribution to $990 for each $3,700 investment in R&D Partners.

R&D Partners originally invested in a portfolio of eight product development programs. Six of those programs were either terminated or concluded by the end of 1993. Please refer to prior R&D Partners Annual Reports for a detailed history of the Partnership's investments.

Thank you for your continued interest in R&D Partners.

Sincerely,


Robin Stanley
Vice President



-----------------------------------------
*/2 R&D Partners was sold in $2,500 units, of which $1,850 was invested in R&D Partners and $650 was invested in zero coupon bonds. The minimum investment was $5,000, of which $3,700 was invested in R&D Partners.