Form 10-Q
period 1998-03-31
PAINEWEBBER R&D PARTNERS LP
filed 1998-05-14
CIK 770470

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ----------------------

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                                 MARCH 31, 1998

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                      Page

Item 1.       Financial Statements

              Statements of Financial Condition (unaudited) at            2
              March 31, 1998 and December 31, 1997

              Statements of Operations
              (unaudited) for the three months ended
              March 31, 1998 and 1997                                     3

              Statement of Changes in Partners' Deficit
              (unaudited) for the three months ended
              March 31, 1998                                              3

              Statements of Cash Flows
              (unaudited) for the three months
              ended March 31, 1998 and 1997                               4

              Notes to Financial Statements
              (unaudited)                                                 5-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           10

Item 5.       Other Information                                           10

Item 6.       Exhibits and Reports on Form 8-K                            10

              Signatures                                                  11

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                                      March 31,          December 31,
                                                                           1998                  1997
------------------------------------------------------------------------------------------------------
Assets:

      Cash equivalents                                       $           31,248    $           12,245

      Due from sponsor company                                            5,000                     -

      Prepaid expense                                                     2,345                     -

                                                               =================     =================
Total assets                                                 $           38,593    $           12,245
                                                               =================     =================


Liabilities and partners' deficit:

      Accrued liabilities                                    $           69,404    $           47,986

      Partners' deficit                                                 (30,811)              (35,741)

                                                               =================     =================
Total liabilities and partners' deficit                      $           38,593    $           12,245
                                                               =================     =================

------------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,                                       1998                  1997
------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                        $              179    $              295
      Income from product development projects                            5,568                   963
                                                               -----------------     -----------------
                                                                          5,747                 1,258
                                                               -----------------     -----------------

Expenses:
      General and administrative costs                                   30,817                36,605
                                                               -----------------     -----------------


Net loss                                                     $          (25,070)   $          (35,347)
                                                               =================     =================

Net loss per partnership unit:
      Limited partners (based on 37,799 units)               $                -    $                -
      General partner                                        $       (25,070.00)   $       (35,347.00)

------------------------------------------------------------------------------------------------------
See notes to financial statements.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(UNAUDITED)
                                                                   Limited               General
For the three months ended March 31, 1998                          Partners              Partner                 Total
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $                -    $          (35,741)    $          (35,741)

Net loss                                                                      -               (25,070)               (25,070)
Capital contribution                                                          -                30,000                 30,000

                                                               =================     =================      =================
Balance at March 31, 1998                                    $                -    $          (30,811)    $          (30,811)
                                                               =================     =================      =================

------------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

                                       3


PAINEWEBBER R&D PARTNERS, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31,                                       1998                  1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                     $          (25,070)   $          (35,347)

(Increase) decrease in operating assets:
  Due from sponsor company                                               (5,000)                    -
  Prepaid expense                                                        (2,345)                    -
  Royalty income receivable                                                   -                   700

Increase in operating liabilities:
  Accrued liabilities                                                    21,418                26,749

                                                               -----------------     -----------------
Cash used in operating activities                                       (10,997)               (7,898)
                                                               -----------------     -----------------

Cash flows from financing activities:
  Contribution by partner                                                30,000                34,264
                                                               -----------------     -----------------
Cash provided by financing activities                                    30,000                34,264
                                                               -----------------     -----------------

Increase in cash equivalents                                             19,003                26,366

Cash equivalents at beginning of period                                  12,245                22,634
                                                               -----------------     -----------------

Cash equivalents at end of period                            $           31,248    $           49,000
                                                               =================     =================


------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
March 31, 1998 and 1997.
------------------------------------------------------------------------------------------------------
See notes to financial statements.

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended March 31, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1998 are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997.

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

      The General Partner has commenced with the dissolution of the Partnership's assets. In 1995, the Partnership distributed its contingent payment rights ("CPR") due from Amgen Inc. ("Amgen") through the year 2005 from the sale of Neupogen(R) to its General Partner and limited partners (the "Limited Partners", collectively, the "Partners"). Such continuing CPR payments are no longer available to pay any expenses of the Partnership. In February 1998, the Partnership sold back its rights as a former limited partner of BBN Advance Computer Partners, L.P. to receive quarterly payments from BBN Corporation for proceeds of $5,000 which were received subsequent to March 31, 1998. Currently, the Partnership does not have available sufficient cash flow to meet working capital requirements (consisting primarily of expenses relating to the dissolution of the Partnership). The General Partner is making, and intends to continue to make, capital contributions to the Partnership to fund working capital deficits until such time as the Partnership is terminated. The General Partner does not intend to terminate the Partnership until a lawsuit with Centocor, Inc. ("Centocor") has been fully resolved (see Note 5).

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

      All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         LIMITED      GENERAL
                                                                                        PARTNERS      PARTNER
                                                                                       ----------    ---------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,850 plus interest on such amount accrued at 5% per annum, compounded annually ("Contribution Payout").  At
         March 31, 1998, Contribution Payout was $3,322  per Unit.................         99%           1%


    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $9,250 ("Final Payout")...............         80%          20%


   III.  After Final Payout.......................................................         75%          25%

      During the three months ended March 31, 1998, the Partnership made no cash or security distributions. As of March 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $889 and $593 per Unit, respectively. The cash and security distributions do not include distributions made in connection with the CPR through March 31, 1998, in the amount of $338 per Unit.

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

      Cash equivalents represent an investment in a money market fund which is managed by an affiliate of PWI.

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

                         PAINEWEBBER R&D PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' deficit decreased from $36,000 at December 31, 1997, to $31,000 at March 31, 1998 resulting from a net loss of $25,000 offset by a contribution by the General Partner of $30,000. The Partnership does not have available sufficient cash flow to meet working capital requirements. Therefore, the General Partner is making, and will continue to make, capital contributions to the Partnership to fund working capital deficits. Cash increased by $19,000 from December 31, 1997 to March 31, 1998 primarily as a result of the General Partner's capital contribution to the Partnership to partially fund the Partnership's outstanding accrued liabilities as of March 31, 1998.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

      The net loss for the quarter ended March 31, 1998, approximated $25,000 compared to a net loss of $35,300 for the quarter ended March 31, 1997. Revenues for the Partnership consisted of minimal amounts received from a product development project and interest income earned on cash balances. Expenses consisted of general and administrative costs incurred in connection with the dissolution of the Partnership.

                           PART II OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

        ACTION AGAINST CENTOCOR, INC.

               Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997. On February 13, 1998, the Court entered an order granting in part and denying in part Centocor's motion for summary judgment. The Court held that no part of the $100 million paid by Lilly to Centocor was for a license or sublicense. The Court further held that there appeared to be a triable issue whether some part of that $100 million was for the sale or other disposition of Centoxin, as to which the Class would be entitled to an 8% royalty.

ITEM 5. OTHER INFORMATION.

               Effective January 1, 1998, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A)     EXHIBITS:

               None

        B)     REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1998.

                  PAINEWEBBER R&D PARTNERS, L.P.


                  By: PaineWebber Technologies, L.P.
                      (General Partner)


                  By: PWDC Holding Company
                      (general partner of the General Partner)


                  By: /s/ Dhananjay M. Pai
                  ------------------------
                  Dhananjay M. Pai
                  President*


                  By: /s/ Anthony M. DiIorio
                  --------------------------
                  Anthony M. DiIorio
                  Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company as well as PWDC, the parent company of PWDC Holding Company.